Form 10QSB
period 2007-08-31
Roughneck Supplies Inc.
filed 2007-10-15
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-145507

Roughneck Supplies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0539891
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5254 Green Street, Suite 10, Halifax, Nova Scotia, B3H 1N7
(Address of principal executive offices)

(800) 471-6889
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ x] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,500,000 common shares as of August 31, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]

PART I - FINANCIAL INFORMATION
Item1.       Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of August 31, 2007 (unaudited);
F-2	Consolidated Statement of Operations (Unaudited) for the three months ended August 31, 2007 and for the period from February 22, 2007 (date of inception) through August 31, 2007;
F-3	Consolidated Statement of Cash Flows (Unaudited) for the three months ended August 31, 2007 and for the period from February 22, 2007 (date of inception) through August 31, 2007;

F-4	Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended August 31, 2007 and for the period from February 22, 2007 (date of inception) through August 31, 2007; and
F-5	Notes to Consolidated Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

Roughneck Supplies Inc.
(A Development Stage Company)
BALANCE SHEET
(Expressed in US Dollars)
Note 2 - Basis of Presentation - Going Concern
	Aug 31, 2007	May 31, 2007

ASSETS

CURRENT ASSETS
Cash	$48,324	$74,034
Total Current Assets	48,324	74,034

TOTAL ASSETS	$48,324	$74,034

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued Liabilities	$6,547	$32,000
Total Current Liabilities	6,547	32,000

COMMITMENTS & CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
Common Stock (Note 1) Authorized 50,000,000 shares at par value of $0.001 each Issued and Outstanding 3,500,000 shares	3,500	3,500
Additional Paid-In Capital	71,500	71,500
Accumulated Deficit during Development Stage	(33,223)	0

Total Stockholders' Equity	41,777	75,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,324	$107,000

The accompanying notes to the financial statements are an integral part of these statements.

Roughneck Supplies Inc.
(A Development Stage Company)
INCOME STATEMENT
(Expressed in US Dollars)
	Three Months Ended Aug 31, 2007	Cumulative From Feb 22, 2007 (Date of Inception) to Aug 31, 2007

Revenue
Sales and Services	$-	$-

Total Revenue	-	-

Operating Expenses
General and Administative	103	729
Marketing and Promotion	154	1,494
Professional Fees	0	31,000

Total Operating Expenses	257	33,223

Net (Loss)	$(257)	$(33,223)

Net Loss Per Common Share - Basic and Fully Diluted:
Net Loss for the Period	$0.00

Weighted Average Number of Common Stock Outstanding	1,750,000

The accompanying notes to the financial statements are an integral part of these statements.

Roughneck Supplies Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in US Dollars)
	Three Months Ended Aug 31, 2007	Cumulative From Feb 22, 2007 (Date of Inception) to Aug 31, 2007

Cash flows from operating activities:
Net (Loss)	$(257)	$(33,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:	-	-
Other current liabilities	(25,453)	6,547

Net cash flows provided by operating activities	(25,710)	(26,676)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-

Net cash flows used by investing activities
	-	-
Cash flows from financing activities:
Issues of shares	-	75,000

Net cash flows used by financing activities	-	75,000

Increase in cash	(25,710)	48,324

Cash, beginning of period	74,034	0
Cash, end of period	48,324	$48,324

The accompanying notes to the financial statements are an integral part of these statements.

Roughneck Supplies Inc.
(A Development Stage Company)
STATEMENT OF CHANGES SHAREHOLDER EQUITY
(Expressed in US Dollars)
	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage from Inception to Aug 31, 2007	Shareholders' Equity

Balance at Inception, February 22, 2007	-	$-	$-	$-	$-

Shares issued at $0.01 per share pursuant to subscription on March 22, 2007	2,500,000	2,500	22,500	-	25,000
Shares issued at $0.05 per share pursuant to subscription on May 31, 2007	1,000,000	1,000	49,000	-	50,000

Accumulated deficit during development stage				(32,966)	(32,966)

Balance May 31, 2007	3,500,000	$3,500	$71,500	$(32,966)	$42,034

Accumulated deficit during development stage for three months ended Aug 31, 2007				(257)	(257)

Balance Aug 31, 2007	3,500,000	$3,500	$71,500	$(33,223)	$41,777

The accompanying notes to the financial statements are an integral part of these statements.

ROUGHNECK SUPPLIES, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
August 31, 2007
(Expressed in US Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Roughneck Supplies, Inc. (the “Company”) was incorporated in the State of Nevada on February 22, 2007. The Company plans to sell oil and gas drilling supply products; a category of goods that typically includes: drill bits, hand tools, safety equipment, work wear, industrial cleaning products, and lubrication fluids used in the drilling process. The Company intends to provide credit in the normal course of business to its customers and perform ongoing credit evaluations of those customers. It will maintain allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and/or other information.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2007, the Company did not have any cash equivalents.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The Company has not incurred any asset retirement obligations as of August 31, 2007.

Foreign Currency

The operations of the Company are located in Canada. The Company maintains a US dollar bank account(s). The functional currency is the US Dollar. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are equal to the basic loss per share for the year ended August 31, 2007 because there are no common stock equivalents outstanding.

ROUGHNECK SUPPLIES, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
August 31, 2007
(Expressed in US Dollars)
Fair Value of Financial Instruments

The carrying value of cash and accrual liabilities at August 31, 2007 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Development Stage

The Company entered the development stage upon its inception in the current year. Accordingly, income and expenses for the current year and cash flow for the current year equal income and expenses and cash flow on a cumulative basis since inception.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As of May 31, 2007, the Company does not believe any adjustment for impairment is required.

Concentrations

The Company has only a limited operating history, and its growth strategy is dependent upon its ability to obtain customers. The Company’s success depends largely upon the efforts, abilities, and decision-making of its sole officer and director. Management has negotiated one supplier agreement to date, interruptions in or non-performance by this supplier can adversely affect the company’s operations.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

ROUGHNECK SUPPLIES, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
August 31, 2007
(Expressed in US Dollars)

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently evaluating the statement and have not yet determined the impact of such on our financial statements.

SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). In November 2004, the FASB issued SFAS 151 which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” ARB No. 43 previously required that certain costs associated with inventory be treated as current period charges if they were determined to be so abnormal as to warrant it. SFAS 151 amends this removing the so abnormal requirement and stating that unallocated overhead costs and other items such as abnormal handling costs and amounts of wasted materials (spoilage) require treatment as current period charges rather than a portion of inventory cost. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The provisions of this statement need not be applied to immaterial items. We do not allocate overhead costs to inventory and management has determined that there are no other material items which require the application of SFAS 151.

There were various other accounting standards and interpretations issued during 2006 or to May 31, 2007, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

2. BASIS OF PRESENTATION - GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception of the development stage amounting to $33,223 as of August 31, 2007 and has no operating revenues. As of August 31, 2007, the Company had a total of $48,324 in cash; however, this amount may be insufficient to sustain

ROUGHNECK SUPPLIES, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
August 31, 2007
(Expressed in US Dollars)

operations over the course of the next year. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to execute its plan to establish a customer base, obtain customers that make purchases, and to obtain necessary financing or achieve a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. COMMON STOCK

On March 1, 2007, the number of authorized shares of common stock was increased from 1,000 to 50,000,000 shares.

On March 22, 2007, the Company issued 2,500,000 shares at $0.01 per share to its founder and CEO in return for total proceeds of $25,000.

During March 23 to May 31, 2007, the Company issued 1,000,000 shares to 40 individuals pursuant to subscriptions for $0.05 per share in return for total proceeds of $50,000.

4. INCOME TAXES

The Company is subject to United States income. The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Loss for the three months	$(257)
Average statutory tax rate	35%

Expected income tax provision	(90)
Unrecognized tax losses	90

Income tax expense	$0

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward in U.S. at May 31, 2007	$32,966
Net operating losses carried forward in U.S. at Aug 31, 2007	257
Valuation allowance	(33,223)

Net deferred income tax assets	$0

The Company has net operating losses carried forward of $33,233 for United States tax purposes which will begin to expire in 2027 if not utilized. A valuation allowance has been established for this amount.

5. COMMITMENTS & CONTINGENCIES

As of August 31, 2007, the Company has accrued for certain liabilities for future expenditures.

ROUGHNECK SUPPLIES, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
August 31, 2007
(Expressed in US Dollars)

6. RELATED PARTY TRANSACTIONS

As of August 31, 2007, the sole officer and director of the Company owns 71% of the outstanding shares of the Company.

The Company does not have an employment agreement with the sole officer and director. The Company does not have a non-compete agreement with the sole officer and director.

Item2.    Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We were incorporated as Roughneck Supplies, Inc. (“Roughneck”) in the State of Nevada on February 22, 2007. We are engaged in the business of marketing and retailing oil and gas drilling supply products. Our products include drill bits, hand tools, safety equipment, work wear, and industrial cleaning products. We intend to sell our products to oil and gas drilling companies and to Field Workers in that industry.

Our products are marketed and sold through our printed catalog, through our toll-free phone line, and through our online store at www.RoughneckSupplies.com. We do not carry an inventory of products. Instead we form distribution agreements with manufacturers and suppliers whereby our suppliers agree to package products in our proprietary packaging and ship them directly to our customers. We facilitate the sale of products to our customers and the purchase of those products from our suppliers, acting as a marketing agent.

Our offices are located at 5254 Green Street, Suite #10, Halifax, Nova Scotia, B3H 1N7, and our telephone number is 1-800-471-6889. Our Internet Site can be found at www.RoughneckSupplies.com. Information contained on our Web Site is not part of this report. Travis McPhee, our President and director may be described as a “promoter” as defined in Rule 405 of the Securities Act by virtue of his role in founding and organizing our company.

Plan of Operation in the Next Twelve Months

We plan to build a solid base of operations and expand our business operations slowly over the next twelve months by utilizing funds acquired through equity offerings. Moving forward, we expect to generate revenue from two sources: through the sale of products related to the oil and gas industry, which we sell through our Web Site, toll free phone line, and printed catalog; and the sale of advertising space on our Web Site. We anticipate that our administrative expenses will not exceed approximately $3,000 over the next twelve months.

We expect that Travis McPhee, who does not currently draw a salary, will be generating our sales over the coming year. Sales campaigns will be conducted principally through the use of the Internet, direct mail, e-mail, and telephone. Personal contact will be made where prospective advertisers have offices or representatives near Halifax where we maintain our corporate office. On occasion, Mr. McPhee may incur some travel expenses, but we do not anticipate that such expenses, if incurred at all, will exceed $2,500 for the next 12 months. Our plan of operations for the next twelve months is designed to focus our development activities around three main areas vital to our business plan, which include: offering new products for sale, developing our Web Site, and general marketing.

Offering New Products

Over the next twelve months, we intend to seek distribution agreements with suppliers of drilling supply products, allowing us to offer a number of new products for sale through our three distribution channels. We will utilize the network of contacts which has been established by our President, Travis McPhee, in order to develop opportunities to acquire new products for distribution.

We intend to contact manufacturers and suppliers who we have already identified as suitable partners through an analysis of their products, wholesale pricing, and corporate stability, as well as our customers’ needs. We will seek to persuade potential suppliers of the benefits of supplying their products to us. We don’t anticipate that we will incur any significant expenses seeking out new suppliers and new products. It is anticipated that producing and distributing Roughneck Supplies product packaging, which will be used by the manufacturers and suppliers of the products we sell over the next twelve months, will cost a total of C$1,000.

Developing Our Web Site

Over the next twelve months we intend to develop new content for our Web Site. We plan to focus on adding new discussion boards, job listings, and industry articles. We also plan on improving the features and functionality of our Web Site. Planned upgrades include streamlining our online sales transaction process, improving data security measures, and further developing our online product catalog. We expect our planned Web Site upgrades to increase gross traffic to our Web Site, as well as increase the number of visitors who sign up for online accounts through our Web Site each month. To accomplish these goals, our company has engaged an independent contractor to perform web design services, as we require. We have incurred approximately C$2,000 in Web Site development expenses as of July 1, 2007. We expect to incur an additional C$3,000 in Web Site development expenses over the next twelve months. We expect to spend a total of approximately $600 over the next twelve months for web hosting services.

Online Advertising Sales

We intend to expand our Internet advertising business by forming relationships with and providing exceptional customer service to potential advertisers. As an on-going process over the next twelve months, we will market our online advertising services to companies that we believe will benefit from advertising to our Web Site visitors. We plan on generating sales leads for online advertising by sending a detailed marketing package to companies that we decide to target, based upon their involvement in the oil and gas industry, corporate goals, and Internet presence. We will then follow up with telephone sales calls. Our President, Travis McPhee, is responsible for marketing and selling our online advertising services. Therefore, we don’t anticipate that we will incur any significant expenses in marketing and selling these services during the next twelve months.

Marketing

Over the next twelve months, we plan to launch a direct marketing campaign, utilizing the telephone, email and direct mail as tools in that campaign. We will target oil and gas industry Field Workers - the individuals who are most likely to have a need for the products we offer through our printed and online catalogs, and the individuals who are most likely to benefit from the job postings, articles, and bulletin boards available on our Web Site.

We will also send printed flyers promoting the benefits of our Web Site to companies in the oil and gas drilling industry. Our goal is to convince human resources and operational managers of the benefits of our Web Site for their employees. We will follow up with personal telephone calls to these decision makers, encouraging them to post the flyers promoting our Web Site in their lunchrooms and employee common areas.

To reach these industry workers, managers, and other corporate personnel, we will be relying on the personal and professional contacts of our President, Travis McPhee. We expect to spend a total of approximately $1,500 over the next twelve months on directing marketing campaigns. We also plan to launch various Internet marketing campaigns by placing banner advertising on industry-specific third party Web Sites, purchasing Google search ads, and using mass email services to reach industry groups. We expect to spend an additional $1,500 over the next twelve months on these Internet marketing campaigns.

Off Balance Sheet Arrangements

As of August 31, 2007, there were no off balance sheet arrangements.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the Period from February 22, 2007 (Date of Inception) until August 31, 2007

We generated no revenue for the three-month period ending August 31, 2007. Our Operating Expenses during this period amounted to $257, consisting of $103 in General and Administrative Expenses, and $154 in Marketing and Promotion Expenses. We, therefore, recorded a net loss of $257 for the three-month period ending August 31, 2007.

We generated no revenue for the period from February 22, 2007 (Date of Inception) through August 31, 2007. Our Operating Expenses during this period amounted to $33,223, consisting of $729 in General and Administrative Expenses, $1,494 in Marketing and Promotion Expenses, and $31,000 in Professional Fees. We, therefore, recorded a net loss of $33,223 for the period from February 22, 2007

(Date of Inception) through August 31, 2007. Our operating expenses during the period are primarily attributable to professional fees associated with the initial development of our business, legal expenses, and consulting fees.

We anticipate that our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of August 31, 2007, we had total current assets of $48,324, consisting entirely of Cash. Our total current liabilities as of August 31, 2007 were $6,547. Thus, we had working capital of $41,777 as of August 31, 2007.

We generated no cash during the three-month period ended August 31, 2007. Our Operating Activities for the period used $25,710 in cash, consisting of our Net Loss of $257 and a change in Current Liabilities of $25,453.

We generated $75,000 in cash through Financing Activities for the period from February 22, 2007 (Date of Inception) until August 31, 2007. Operating Activities used $26,676 in cash during the same period. The main component of our Operating Activities negative cash flow was our Net Loss for the period of $33,223, offset by a $6,547 change in current liabilities.

As demonstrated above, we expect to spend less than $15,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be an additional $15,000. As of August 31, 2007, we had $48,324 in cash and working capital of $41,777.

As of August 31, 2007, we believe we have sufficient cash to operate our business at the current level for the next twelve months. We do not expect to need to raise additional capital to achieve our business goals and to continue operations. If management believes it is appropriate to begin a program of rapid expansion, however, we believe we will need up to $75,000, and we will therefore have insufficient cash to operate our business at the expanded level for the next twelve months. We plan on obtaining this operating capital from our own available funds and anticipated revenues, but we expect to be able to raise capital through the sale of our common stock if business revenues are not available to pay necessary expenses.

Although our principal has no legal obligation to infuse additional capital, it is anticipated that our principal will do so as reasonably necessary by providing short-term demand loans carrying a market interest rate should it become necessary to do so. Although we do not anticipate the necessity, we may have to raise additional capital following the completion of this registration statement, in the form of private equity securities to meet our financial requirements over the next twelve months. We believe that it will be easier to raise the requisite financing once we become a reporting company and our stock is traded on a readily accessible exchange or national quotation system. We believe this because investors generally feel more comfortable with investments in which there are periodic and complete reports filed with the SEC. In addition, investors put more value on investments in securities of a company for which they have a readily accessible market to sell their securities. We plan to be quoted on the over-the-counter bulletin board upon effectiveness of this registration statement in order to provide this benefit to investors, but we can provide no assurance that our stock will be quoted on the over-the-counter bulletin. In addition, a market for our common stock may never develop. In the event we are not able to obtain financing within the next twelve months, our operations will be limited.

Going Concern

We have experienced losses since our inception amounting to $33,223 as of August 31, 2007 and have no operating revenues. As of August 31, 2007, we had a total of $48,324 in cash; however, this amount may be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt with our auditors about our ability to continue as a going concern. Our ability to meet our commitments as they become payable is dependent on our ability to execute our plan to establish a customer base, obtain customers that make purchases, and to obtain necessary financing or achieve a profitable level of operations. There are no assurances that we will be successful in achieving these goals.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently evaluating the statement and have not yet determined the impact of such on our financial statements.

SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). In November 2004, the FASB issued SFAS 151 which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” ARB No. 43 previously required that certain costs associated with inventory be treated as current period charges if they were determined to be so abnormal as to warrant it. SFAS 151 amends this removing the so abnormal requirement and stating that unallocated overhead costs and other items such as abnormal handling costs and amounts of wasted materials (spoilage) require treatment as current period charges rather than a portion of inventory cost. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The provisions of this statement need not be applied to immaterial items. We do not allocate overhead costs to inventory and management has determined that there are no other material items which require the application of SFAS 151.

There were various other accounting standards and interpretations issued during 2006 or to May 31, 2007, none of which are expected to have a material impact on our financial position, operations or cash flows.

Item3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Travis McPhee. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item2.     Unregistered Sales of Equity Securities and Use of Proceeds

We issued 2,500,000 shares of common stock on March 22, 2007, to Travis McPhee, our president. These shares were issued pursuant to Regulation S of the Securities Act of 1933 (the "Securities Act") at a price of $0.01 per share, for total proceeds of $25,000. The 2,500,000 shares of common stock are restricted shares as defined in the Securities Act.

We completed a private placement of 1,000,000 shares of our common stock pursuant to Regulation S of the 1933 Act on May 31, 2007. All shares were issued at a price of $0.05 per share. We received proceeds of $50,000 from the offering. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item3.     Defaults upon Senior Securities

None

Item4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2007.

Item5.     Other Information

None

Item 6.     Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roughneck Supplies, Inc.

Date:	Oct 15, 2007

By: /s/ Travis McPhee Travis McPhee Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director