Form 10QSB
period 2007-11-30
Roughneck Supplies Inc.
filed 2008-01-16
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-145507

Roughneck Supplies Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0539891
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5254 Green St. Unit 10 , Halifax, Nova Scotia B3H 1N7
(Address of principal executive offices)

800-471-6889
(Issuer’s telephone number)
______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,500,000 common shares as of January 14, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of November 30, 2007 and May 31, 2007;
F-2	Income Statement for the three and six months ended November 30, 2007 and 2006 and cumulative from February 22, 2007 (Date of Inception to November 30, 2007;
F-3	Statements of Cash Flows for the three and six months ended November 30, 2007 and 2006 and cumulative from February 22, 2007 (Date of Inception to November 30, 2007;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

ROUGHNECK SUPPLIES, INC.
(A Development Stage Company)
Balance Sheet
(Expressed in US Dollars)
Unaudited-Prepared by Management
	Nov 30, 2007	May 31, 2007
ASSETS

CURRENT ASSETS
Cash	$39,969	$74,034

Total Current Assets	39,969	74,034

TOTAL ASSETS	$39,969	$74,034

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$27,876	$0
Accrued Liabilities	0	32,000

Total Current Liabilities	27,876	32,000

COMMITMENTS & CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
Common Stock (Note 1)
Authorized 50,000,000 shares at par value of $0.001 each
Issued and Outstanding 3,500,000 shares	3,500	3,500
Additional Paid-In Capital	71,500	71,500
Accumulated Deficit during Development Stage	(62,907)	(32,966)

Total Stockholders' Equity	12,093	42,034

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,969	$74,034

The accompanying notes to the financial statements are an integral part of these statements.

ROUGHNECK SUPPLIES, INC.
(A Development Stage Company)
Income Statement
(Expressed in US Dollars)
Unaudited-Prepared by Management
	Three Months Ended Nov 30, 2007	Six Months Ended Nov 30, 2007	Cumulative From Feb 22, 2007 (Date of Inception) to Nov 30, 2007

Revenue
Sales and Services	$-	$-	$-

Total Revenue	-	-	-

Operating Expenses
General and Administative	1,225	1,327	1,953
Marketing and Promotion	0	154	1,494
Professional Fees	28,460	28,460	59,460

Total Operating Expenses	29,684	29,941	62,907

Net (Loss)	$(29,684)	$(29,941)	$(62,907)

Net Loss Per Common Share - Basic and Fully Diluted:
Net Loss for the Cumulative Period			$(0.02)

Weighted Average Number of Common Stock Outstanding			2,277,158

The accompanying notes to the financial statements are an integral part of these statements.

ROUGHNECK SUPPLIES, INC.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US Dollars)
Unaudited-Prepared by Management
	Three Months Ended Nov 30, 2007	Six Months Ended Nov 30, 2007	Cumulative From Feb 22, 2007 (Date of Inception) to Nov 30, 2007

Cash flows from operating activities:
Net (Loss)	$(29,684)	$(29,941)	$(62,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:	-	-	-
Other current liabilities	21,419	(4,124)	27,876

Net cash flows provided by operating activities	(8,265)	(34,065)	(35,031)

Cash flows from investing activities:

Net cash (used in) investing activities	-	-	-
Net cash flows used by investing activities
-		-	-

Cash flows from financing activities:
Issues of shares	-	-	75,000

Net cash flows used by financing activities	-	-	75,000

Increase (decrease) in cash	(8,265)	(34,065)	39,969

Cash, beginning of period	48,234	74,034	-
Cash, end of period	$39,969	$39,969	$39,969

The accompanying notes to the financial statements are an integral part of these statements.

ROUGHNECK SUPPLIES, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007
(Expressed in US Dollars)
Unaudited-Prepared by Management

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2007, the Company did not have any cash equivalents.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The Company has not incurred any asset retirement obligations as of November 30, 2007.

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

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are equal to the basic loss per share for the six months ended November 30, 2007 because there are no common stock equivalents outstanding.

ROUGHNECK SUPPLIES, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007
(Expressed in US Dollars)
Unaudited-Prepared by Management
Fair Value of Financial Instruments

The carrying value of cash and accrual liabilities at November 30, 2007 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

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

Development Stage

The Company entered the development stage upon its inception of February 22, 2007 for the fiscal year end of May 31, 2007. Accordingly, income and expenses for the current year and cash flow for the current year combined with the amounts from prior year equal income and expenses and cash flow on a cumulative basis since inception.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As of November 30, 2007, the Company does not believe any adjustment for impairment is required.

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

ROUGHNECK SUPPLIES, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007
(Expressed in US Dollars)
Unaudited-Prepared by Management

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

There were various other accounting standards and interpretations issued during 2006 or to November 30, 2007, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

ROUGHNECK SUPPLIES, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007
(Expressed in US Dollars)
Unaudited-Prepared by Management

2. BASIS OF PRESENTATION - GOING CONCERN

These financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception of the development stage amounting to $62,907 as of November 30, 2007 and has no operating revenues. As of November 30, 2007, the Company had a total of $39,969 in cash; however, this amount may be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to execute its plan to establish a customer base, obtain customers that make purchases, and to obtain necessary financing or achieve a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

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

4. INCOME TAXES

The Company is subject to United States income. The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Loss for the six months	$	(29,941)
Average statutory tax rate		35%

Expected income tax provision		(10,479)
Unrecognized tax losses		10,479

Income tax expense		$0

ROUGHNECK SUPPLIES, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007
(Expressed in US Dollars)
Unaudited-Prepared by Management

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward in U.S. at May 31, 2007	$32,966
Net operating losses carried forward in U.S. at Nov 30, 2007	29,941
Valuation allowance	(62,907)

Net deferred income tax assets	$0

The Company has net operating losses carried forward of $62,907 for United States tax purposes which will begin to expire in 2027 if not utilized. A valuation allowance has been established for this amount.

5. COMMITMENTS & CONTINGENCIES

As of November 30, 2007, the Company has no accrued liabilities for future expenditures.

6. RELATED PARTY TRANSACTIONS

As of November 30, 2007, the sole officer and director of the Company owns 71% of the outstanding shares of the Company.

The Company does not have an employment agreement with the sole officer and director. The Company does not have a non-compete agreement with the sole officer and director.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Our products are marketed and sold through our printed catalogue, through our toll-free phone line, and through our online store at www.RoughneckSupplies.com. We do not carry an inventory of products. Instead we form distribution agreements with manufacturers and suppliers whereby our suppliers agree to package products in our proprietary packaging and ship them directly to our customers. We facilitate the sale of products to our customers and the purchase of those products from our suppliers, acting as a marketing agent.

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

Plan of Operation in the Next Twelve Months

We are engaged in the business of marketing and selling oil and gas drilling supply products to companies and individuals within the oil and gas industry. We anticipate that these products will include drill bits, hand tools, safety equipment, work wear, and industrial cleaning products. We are actively seeking to enter into distribution agreements with manufacturers and other wholesale suppliers of these products.

We plan to generate two separate revenue streams through our business operations. First, we will act as a marketing and sales agent by facilitating the sale of products to our customers. Our prices will reflect a retail mark-up over our suppliers’ wholesale prices, and that retail mark-up reflects the net revenue stream from our retail sales. We will collect money from the sale, pay our suppliers their wholesale rate for the products, and our suppliers will ship the products directly to our customers.

Our second anticipated source of revenue will be through the sale of advertising space on our Web Site. The amount of revenue generated through advertising revenue will be a factor of the level of traffic we are able to drive to our Site.

The supply of oil and gas drilling supply products is currently highly decentralized, requiring oil and gas companies and Field Workers to go through multiple manufacturers, distributors, and dealers to obtain tools, safety gear, specialized clothing and other general products commonly used in connection with their occupational practice. We intend to centralize the availability of such products by offering a broad range of oil field products through one single company - available through our catalogue, toll free phone number and Web Site. We believe this will add efficiency and convenience to the purchasing and supply process for oil and gas companies and their employees, which we anticipate will give us a competitive advantage in the marketplace for the sale of these products.

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

 On June 21, 2007, our company entered into a distribution agreement with Solo Horton Brushes, Inc. This agreement provides our company with the rights to offer four main product types, which include a total 103 individual products supplied by Solo Horton Brushes, for sale through our Web Site, printed catalogue, and toll free phone line.

The products we offer through Solo Horton Brushes fall into the following categories:

•	Paint and chip brushes - Used for commercial and industrial painting

•	Utility and cleaning brushes - Used for cleaning metal parts

•	Wheel brushes - Drill attachments used for cleaning and polishing heavy parts

•	Floor brushes - Used for commercial and industrial cleaning

During July 2007, suppliers of oil and gas industry products, Atlantic Workwear and Bell Industries, agreed to supply Roughneck Supplies with their products. These companies each carry a large selection of oilpatch workwear and supplies, which fit in well to the mix of products we currently offer.

During August 2007, Roughneck Supplies become an official distribution agent for Redwing Shoes. This agreement gives our company the ability to market and sell products produced by Redwing Shoes. Redwing Shoes are widely regarded as the industry leader in footwear apparel, due to their high quality.

During August 2007, Roughneck Supplies became an official distributor for Bulwark Clothing, allowing our company to market and sell products produced by Bulwark. Bulwark is regarded as one of the premier lines of industrial work wear.

During August 2007, Roughneck Supplies became an official distributor for Dickies Canada. This allows our company to market and sell a large number of Dickies products, such as work pants, work shirts, jackets, and hoodies.

During October 2007, Roughneck Supplies became an official distributor for T.T Workwear. This allows our company to market and sell their line of workwear boots.

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

To reach these industry workers, managers, and other corporate personnel, we will be relying on the personal and professional contacts of our President, Travis McPhee. We expect to spend a total of approximately $1,500 over the next twelve months on direct marketing campaigns. We also plan to launch various Internet marketing campaigns by placing banner advertising on industry-specific third party Web Sites, purchasing Google search ads, and using mass email services to reach industry groups. We expect to spend an additional $1,500 over the next twelve months on these Internet marketing campaigns.

Off Balance Sheet Arrangements

As of August 31, 2007, there were no off balance sheet arrangements.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the three months ended November 30, 2007 and 2006

We did not earn any revenues from inception through the period ending November 30, 2007. We incurred net operating expenses in the amount of $29,684.00 for the three months ended November 30, 2007, and $62,907 for the period from our inception on February 22, 2007 to November 30, 2007. Our operating expenses incurred for the three months ended November 30, 2007 included $28,460.00 for professional fees, $0 in advertising and promotion expenses, and $1,225.00 in general and administrative expenses. Our operating expenses incurred for the period from our inception on February 22, 2007 to November 30, 2007 included $59,460.00 for professional fees, $1,494.00 in advertising and promotion expenses, $1,953.00 in general and administrative expenses and $0 in travel expenses. Thus, our net loss for the three months ended November 30, 2007 was $29,684.00, and our net loss for the period from our inception on February 22, 2007 to November 30, 2007 was $62,907.00. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the production and printing of our publication and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of November 30, 2007, we had current assets in the amount of $39,969.00, consisting of $39,969.00 in Cash. Our current liabilities as of November 30, 2007 were $27,876.00. Thus our working capital on November 30, 2007 was $12,093.00.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

Off Balance Sheet Arrangements

As of November 30, 2007, there were no off balance sheet arrangements.

Going Concern

We have experienced losses since inception of the development stage amounting to $62,907 as of November 30, 2007 and have had no operating revenues. As of November 30, 2007, we had a total of $39,969 in cash; however, this amount may be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to meet our commitments as they become payable is dependent on the our ability to execute our business plan to establish a customer base, obtain customers that make purchases, and to obtain necessary financing or achieve a profitable level of operations. There are no assurances that we will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

There were various other accounting standards and interpretations issued during 2006 or to November 30, 2007, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Travis McPhee. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2007.

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

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2007.

Item 5.     Other Information

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

Roughneck Supplies Inc.

Date:	January 16, 2008

By: /s/ Travis McPhee Travis McPhee Title: Chief Executive Officer and Director