Form 10QSB
period 2008-02-29
Roughneck Supplies Inc.
filed 2008-04-07
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to__________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,500,000 common shares as of April 3, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of February 29, 2008 and May 31, 2007;

F-2	Statements of Operations for the three and nine months ended February 29, 2008 and cumulative from February 22, 2007 (Date of Inception) to February 29, 2008;

F-3	Statements of Cash Flows for the three and nine months ended February 29, 2008 and cumulative from February 22, 2007 (Date of Inception) to February 29, 2008;

F-4	Statements of Stockholders' Equity as of February 29, 2008

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the full year.

ROUGHNECK SUPPLIES INC.
(A Development Stage Company)
Balance Sheet
(Expressed in US Dollars)
Unaudited-Prepared by Management

Note 2 - Basis of Presentation - Going Concern
	Feb 29, 2008	May 31, 2007

ASSETS

CURRENT ASSETS
Cash	$11,478	$74,034
Account Receivables	445

Total Current Assets	11,923	74,034

TOTAL ASSETS	$11,923	$74,034

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$1,697	$0
Accrued Liabilities	2,950	32,000

Total Current Liabilities	4,647	32,000

COMMITMENTS & CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
Common Stock (Note 1) Authorized 50,000,000 shares at par value of $0.001 each Issued and Outstanding 3,500,000 shares	3,500	3,500
Additional Paid-In Capital	71,500	71,500
Accumulated Deficit during Development Stage	(67,724)	(32,966)

Total Stockholders' Equity	7,276	42,034

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,923	$74,034

The accompanying notes to the financial statements are an integral part of these statements.

ROUGHNECK SUPPLIES INC.
(A Development Stage Company)
Income Statement
(Expressed in US Dollars)
Unaudited-Prepared by Management

	Three Months Ended Feb 29, 2008	Nine Months Ended Feb 29, 2008	Cumulative From Feb 22, 2007 (Date of Inception) to Feb 29, 2008

Revenue
Sales and Services	$445	$445	$445

Total Revenue	445	445	445

Operating Expenses
General and Administative	235	1,562	2,188
Marketing and Promotion	(1,000)	(846)	494
Professional Fees	6,027	34,487	65,487

Total Operating Expenses	5,262	35,203	68,169

Net (Loss)	$(4,817)	$(34,758)	$(67,724)

Net Loss Per Common Share - Basic and Fully Diluted:
Net Loss for the Cumulative Period			$(0.02)

Weighted Average Number of Common Stock Outstanding			3,131,049

The accompanying notes to the financial statements are an integral part of these statements.

ROUGHNECK SUPPLIES INC.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US Dollars)
Unaudited-Prepared by Management

	Three Months Ended Feb 29, 2008	Nine Months Ended Feb 29, 2008	Cumulative From Feb 22, 2007 (Date of Inception) to Feb 29, 2008

Cash flows from operating activities:

Net (Loss)	$(4,817)	$(34,758)	$(67,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:
Other current assets	(445)	(445)	(445)
Other current liabilities	(23,229)	(27,353)	4,647

Net cash flows provided by operating activities	(28,491)	(62,556)	(63,522)

Cash flows from investing activities:

Net cash (used in) investing activities	-	-	-
Net cash flows used by investing activities
	-	-	-

Cash flows from financing activities:
Issues of shares	-	-	75,000

Net cash flows used by financing activities	-	-	75,000

Increase (decrease) in cash	(28,491)	(62,556)	11,478

Cash, beginning of period	39,969	74,034	-
Cash, end of period	$11,478	$11,478	$11,478

The accompanying notes to the financial statements are an integral part of these statements.

ROUGHNECK SUPPLIES INC.
(A Development Stage Company)
Statement of Stockholders' Equity
(Expressed in US Dollars)
Unaudited-Prepared by Management

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage from Inception to Feb 29,2008	Shareholders' Equity

Balance at Inception, February 22, 2007	-	$-	$-	$-	$-

Shares issued at $0.01 per share pursuant to subscription on March 22, 2007	2,500,000	2,500	22,500	-	25,000

Shares issued at $0.05 per share pursuant to subscription on May 31, 2007	1,000,000	1,000	49,000	-	50,000

Accumulated deficit during development stage				(32,966)	(32,966)

Balance May 31, 2007	3,500,000	$3,500	$71,500	$(32,966)	$42,034

Accumulated deficit during development stage for three months ended Aug 31, 2007 (1st quarter)				(257)	(257)

Accumulated deficit during development stage for three months ended Nov 30, 2007 (2nd quarter)				(29,684)	(29,684)

Accumulated deficit during development stage for three months ended Feb 29, 2008 (3rd quarter)				(4,817)	(4,817)

Balance Feb 29, 2008	-	$-	$-	$(67,724)	$7,276

The accompanying notes to the financial statements are an integral part of these statements.

ROUGHNECK SUPPLIES, INC.
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2008
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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at February 29, 2008, the Company did not have any cash equivalents.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.  The Company has not incurred any asset retirement obligations as of February 29, 2008.

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

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are equal to the basic loss per share for the nine months ended February 29, 2008 because there are no common stock equivalents outstanding.

ROUGHNECK SUPPLIES, INC.
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2008
(Expressed in US Dollars)
Unaudited-Prepared by Management

Fair Value of Financial Instruments

The carrying value of cash and accrual liabilities at February 29, 2008 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As of February 29, 2008, the Company does not believe any adjustment for impairment is required.

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

ROUGHNECK SUPPLIES, INC.
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2008
(Expressed in US Dollars)
Unaudited-Prepared by Management

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

SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). In November 2004, the FASB issued SFAS 151 which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” ARB No. 43 previously required that certain costs associated with inventory be treated as current period charges if they were determined to be so abnormal as to warrant it. SFAS 151 amends this removing the so abnormal requirement and stating that unallocated overhead costs and other items such as abnormal handling costs and amounts of wasted materials (spoilage) require treatment as current period charges rather than a portion of inventory cost. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The provisions of this statement need not be applied to immaterial items. We do not allocate overhead costs to inventory and management has determined that there are no other material items which require the application of SFAS 151.

There were various other accounting standards and interpretations issued during 2006 or to February 29, 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

ROUGHNECK SUPPLIES, INC.
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2008
(Expressed in US Dollars)
Unaudited-Prepared by Management

2.  BASIS OF PRESENTATION – GOING CONCERN

These financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception of the development stage amounting to $67,724 as of February 29, 2008 and has operating revenues of $445.  As of February 29, 2008, the Company had a total of $11,478 in cash; however, this amount may be insufficient to sustain operations over the course of the next year.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to execute its plan to establish a customer base, obtain customers that make purchases, and to obtain necessary financing or achieve a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

4.  INCOME TAXES

The Company is subject to United States income.  The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Loss for the nine months	$	(34,758)
Average statutory tax rate		35%

Expected income tax provision		(12,165)
Unrecognized tax losses		12,165

Income tax expense		$0

ROUGHNECK SUPPLIES, INC.
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2008
(Expressed in US Dollars)
Unaudited-Prepared by Management

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward in U.S. at May 31, 2007	$32,966
Net operating losses carried forward in U.S. at Feb 29, 2008	34,758
Valuation allowance	(67,724)

Net deferred income tax assets	$0

The Company has net operating losses carried forward of $67,724 for United States tax purposes which will begin to expire in 2027 if not utilized.  A valuation allowance has been established for this amount.

5.  COMMITMENTS & CONTINGENCIES

As of February 29, 2008, the Company has $2,950 of accrued liabilities for future expenditures.

6.   RELATED PARTY TRANSACTIONS

As of February 29, 2008, the sole officer and director of the Company owns 71% of the outstanding shares of the Company.

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

The supply of oil and gas drilling supply products is currently highly decentralized, requiring oil and gas companies and Field Workers to go through multiple manufacturers, distributors, and dealers to obtain tools, safety gear, specialized clothing and other general products commonly used in connection with their occupational practice. We intend to centralize the availability of such products by offering a broad range of oil field products through one single company - available through our catalogue, toll free phone number, and Web Site. We believe this will add efficiency and convenience to the purchasing and supply process for oil and gas companies and their employees, which we anticipate will give us a competitive advantage in the marketplace for the sale of these products.  We anticipate that our administrative expenses will not exceed approximately $1,000 over the next twelve months.

We expect that Travis McPhee, who does not currently draw a salary, will be generating our sales over the coming year. Sales campaigns will be conducted principally through the use of the Internet, direct mail, e-mail, and telephone. Personal contact will be made where prospective advertisers have offices or representatives near Halifax where we maintain our corporate office. On occasion we may incur some travel expenses but we do not anticipate that such expenses, if incurred at all, will exceed $700 for the next 12 months. Our plan of operations for the next twelve months is designed to focus our development activities around three main areas vital to our business plan, which include: offering new products for sale, developing our Web Site, and general marketing.

Offering New Products

Over the next twelve months, we intend to seek distribution agreements with suppliers of drilling supply products, allowing us to offer a number of new products for sale through our three distribution channels. We intend to contact manufacturers and suppliers who we have already identified as suitable partners through an analysis of their products, wholesale pricing, and corporate stability, as well as our customers’ needs. We will seek to persuade potential suppliers of the benefits of supplying their products to us. We don’t anticipate that we will incur any significant expenses seeking out new suppliers and new products. It is anticipated that producing and distributing Roughneck Supplies product packaging, which will be used by the manufacturers and suppliers of the products we sell over the next twelve months, will cost a total of C$650.

Developing Our Web Site

Over the next twelve months we intend to develop new content for our Web Site. We plan to focus on adding new discussion boards, job listings, and industry articles as traffic to our website increases. We also plan on improving the features and functionality of our Web Site. Planned upgrades include streamlining our online sales transaction process, improving data security measures, and further developing our online product catalog. We expect our planned Web Site upgrades to increase gross traffic to our Web Site, as well as increase the number of visitors who sign up for online accounts through our Web Site each month. To accomplish these goals, our company has engaged an independent contractor to perform web design services, as we require. We have incurred approximately C$2,000 in Web Site development expenses as of February 29, 2008. We expect to incur an additional C$500 or less in Web Site development expenses over the next twelve months. We expect to spend a total of approximately C$500 over the next twelve months for web hosting services.

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

Marketing

Over the next twelve months we intend to continue our direct marketing campaign by utilizing the telephone, email and direct mail as tools. Our goal is to target field workers in the oil and gas industry, the individuals who are most likely to have a need for the products we offer through our printed and online catalogs, and the individuals who are most likely to benefit from the job postings, articles, and bulletin boards available on our Web Site.  We plan to continue sending printed flyers promoting the benefits of our Web Site to companies in the oil and gas drilling industry. Our goal is to convince human resources and operational managers of the benefits of our Web Site for their employees. We will follow up with personal telephone calls to these decision makers, encouraging them to post the flyers promoting our Web Site in their lunchrooms and employee common areas.

To reach these industry workers, managers, and other corporate personnel, we will be relying on the personal and professional contacts of our President, Travis McPhee. We expect to spend a total of approximately C$500 over the next twelve months on directing marketing campaigns. We also plan to launch various Internet marketing campaigns by placing banner advertising on industry-specific third party Web Sites, purchasing Google search ads, and using mass email services to reach industry groups. We expect to spend an additional C$500 over the next twelve months on these Internet marketing campaigns.

Employees

We have no employees other than our sole officer and director of our company.  As needed from time to time, we may pay for the services of independent contractors such as web designers and commissioned sales people.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the three and nine months ended February 29, 2008 and since inception

We earned revenues in the amount of $445 for both the three and nine month  periods ended February 29, 2008, and $445 for the period from our inception on February 22, 2007 to February 29, 2008. We incurred net operating expenses in the amount of $5,262 and $35,203 for the three and nine month periods ended February 29, 2008, respectively, and $68,169 for the period from our inception on February 22, 2007 to February 29, 2008. Our operating expenses incurred for the three months ended February 29, 2008 included $6,027 for professional fees, $1,000 credit for advertising and promotion expenses, and $235 in general and administrative expenses. Our operating expenses incurred for the nine months ended February 29, 2008 included $34,487 for professional fees, $846 credit for advertising and promotion expenses, and $2,188 in general and administrative expenses. Our operating expenses incurred for the period from our inception on February 22, 2007 to February 29, 2008 included $65,487 for professional fees, $494 in advertising and promotion expenses, and $2,188 in general and administrative expenses. Thus, our net loss for the three months ended February 29, 2008 was $4,817, our net loss for the nine months ended February 29, 2008 was $34,758, and our net loss for the period from our inception on February 22, 2007 to February 29, 2008 was $67,724. We anticipate our operating expenses will increase as we undertake our plan of operations.

Liquidity and Capital Resources

As of February 29, 2008, we had current assets in the amount of $11,923, consisting of $11,478 in cash and $445 in account receivables. Our current liabilities as of February 29, 2008 were $4,647. Thus our working capital on February 29, 2008 was $7,276.

Off Balance Sheet Arrangements

As of February 29, 2008, there were no off balance sheet arrangements.

Going Concern

We have experienced losses since inception of the development stage amounting to $67,724 as of February 29, 2008, and have only $445 in gross revenues since inception.  As of February 29, 2008, we had a total of $11,478 in cash; however, this amount may be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to meet our commitments as they become payable is dependent on our ability to execute our business plan to establish a customer base, obtain customers that make purchases, and to obtain necessary financing or achieve a profitable level of operations. There are no assurances that we will be successful in achieving these goals.

The financial statements included with this quarterly report do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should we be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  This statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

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

SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). In November 2004, the FASB issued SFAS 151 which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” ARB No. 43 previously required that certain costs associated with inventory be treated as current period charges if they were determined to be so abnormal as to warrant it. SFAS 151 amends this removing the so abnormal requirement and stating that unallocated overhead costs and other items such as abnormal handling costs and amounts of wasted materials (spoilage) require treatment as current period charges rather than a portion of inventory cost. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The provisions of this statement need not be applied to immaterial items. We do not allocate overhead costs to inventory and management has determined that there are no other material items which require the application of SFAS 151.

There were various other accounting standards and interpretations issued during 2006 or to February 29, 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Travis McPhee. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2008.

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

PART II – OTHER INFORMATION

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 29, 2008.

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

Roughneck Supplies Inc.

Date:	April 7, 2008

By: /s/ Travis McPhee Travis McPhee Title: Chief Executive Officer and Director