Form 10KSB
period 2008-05-31
Omnimmune Holdings, Inc.
filed 2008-09-15
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May, 31, 2008

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 333-145507

OMNIMMUNE HOLDINGS, INC.
(F/K/A ROUGHNECK SUPPLIES, INC.)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	26-3128407 (IRS Employer Identification No.)

Omnimmune Holdings, Inc.
(F/K/A Roughneck Supplies, Inc.)
4600 Post Oak Place, Suite 352
Houston, Texas 77027
 (Address of principal executive offices)

(713) 622-8400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐ (Roughneck Supplies, Inc.)

The issuer’s revenues for its most recent fiscal year were $445 (Roughneck Supplies, Inc.).

The aggregate market value of the voting and non-voting common equity of Roughneck Supplies, Inc. held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of May 31, 2008 was $367,000.

The number of shares of the issuer’s (Roughneck Supplies, Inc.) common stock issued and outstanding as of May 31, 2008 was 3,500,000 shares.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

THIS FORM 10-KSB IS BEING FILED BY OMNIMMUNE HOLDINGS, INC. (“OHI”) AS THE SUCCESSOR-IN-INTEREST OF ROUGHNECK SUPPLIES, INC. (“ROUGHNECK”).  ROUGHNECK WAS INITIALLY FORMED AS A NEVADA CORPORATION AND BECAME A REPORTING COMPANY WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION (“SEC”) ON AUGUST 30, 2007.  ROUGHNECK’S FISCAL YEAR END WAS MAY 31 UNTIL CLOSING OF THE FIRST MERGER (AS MORE FULLY DESCRIBED HEREINBELOW) ON AUGUST 6, 2008.  CONSEQUENTLY, AS OF MAY 31, 2008, ROUGHNECK, AS A REPORTING COMPANY, BECAME REQUIRED BY SEC RULES TO FILE AN ANNUAL REPORT ON FORM 10-KSB FOR ITS FISCAL YEAR ENDED MAY 31, 2008.  THIS OBLIGATION COULD NOT BE VACATED AFTER IT ACCRUED ON MAY 31, 2008 DESPITE THE OCCURRENCE OF THE MATERIAL SUBSEQUENT EVENTS DESCRIBED HEREINBELOW WHICH HAVE MADE THIS FILING WHOLLY IRRELEVANT AND IMMATERIAL TO ANY CURRENT SHAREHOLDER OF OHI.  CONSEQUENTLY, PLEASE DO NOT MISCONSTRUE OR CONFUSE THIS FILING AS CONTAINING ANY MATERIAL OR RELEVANT INFORMATION WITH RESPECT TO OHI AND ITS BUSINESS AS IT EXISTS TODAY OR AS IT HAS EXISTED SINCE THE CLOSING OF THE SECOND MERGER ON AUGUST 7, 2008.

As of August 6, 2007, and as of May 31, 2008 (the date of this annual report), Roughneck was technically a shell corporation with little or no operations.  On August 6, 2008, Roughneck merged with and into OHI which resulted in (i) Roughneck changing its domicile from Nevada to Delaware, (ii) Roughneck changing its name from “Roughneck Supplies, Inc.” to “Omnimmune Holdings, Inc.”, (iii) Roughneck changing its fiscal year end from May 31 to December 31 and (iv) Roughneck’s shareholders becoming the stockholders of OHI (the “First Merger”).  Because the First Merger had no effect on Roughneck’s status as a public company required to file reports with the SEC or its obligation accrued as of May 31, 2008, OHI, as Roughneck’s successor-in-interest, is required to file on behalf of Roughneck this annual report on Form 10-KSB for its fiscal year ended May 31, 2008, reporting information as it existed prior to these mergers.

On August 7, 2008, Omnimmune Corp., a privately-held Texas corporation, merged with and into Omnimmune Acquisition Corp., a Delaware corporation, and a wholly-owned subsidiary of OHI (formerly Roughneck) formed for the purpose of the merger (the “Second Merger”).  As a result of the Second Merger, (i) Omnimmune Corp. became a wholly-owned subsidiary of OHI, (ii) the shareholders of Omnimmune Corp. became the majority stockholders of OHI and the shareholders prior to the Second Merger were reduced to a minority ownership, (iii) the management of OHI resigned, and the management of Omnimmune Corp. became the management of OHI, (iv) the business of Omnimmune Corp. became the business of OHI and the former business of Roughneck was eliminated and thus the business from Roughneck (as required to be described in this annual report on Form 10-KSB) has been eliminated and is no longer of any materiality to OHI or its stockholders, and (v) the historical financial statements of Omnimmune Corp. became the historical financial statements of OHI and thus the historical financial statements of Roughneck (as required to be set forth in this annual report on Form 10-KSB) were eliminated and are no longer of any materiality to OHI or its stockholders.  Therefore, as a consequence of two mergers, one on August 6, 2008, and one on August 7, 2008, OHI (formerly Roughneck) went from being a public corporation domiciled in Nevada formerly in the business of marketing and retailing oil and gas drilling supply products with little or no continuing operations  and a fiscal year end of May 31, to being a public company domiciled in Delaware in the biotechnology business with a fiscal year end of December 31.  These mergers and the new management, business and financial statements of OHI are described in detail in OHI’s Form 8-K filed with the SEC on August 12, 2008, as amended on August 21, 2008, August 27, 2008 and September 5, 2008, respectively.

Consequently, as indicated hereinabove, this annual report on Form 10-KSB is being filed by OHI (formerly Roughneck) merely as a formality and pursuant to the SEC filing requirements requiring OHI to report on the business of OHI as of May 31, 2008, despite the fact that, as of August 7, 2008, OHI’s business, management and control changed, and thus OHI is now in the biotechnology business and the historical financial statements of OHI as of May 31, 2008 have been eliminated and no longer exist.  Accordingly, the business and financial statements described herein are of no current or ongoing consequence and are wholly irrelevant and immaterial to OHI and its operations today and since August 7, 2008.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-KSB (the “Annual Report”), references to “our Company,” “Company,” “we” or “us” refers to Roughneck Supplies, Inc., unless otherwise specifically stated or the context requires otherwise.

This Annual Report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Annual Report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed in Item 1 under the caption “Risk Factors”, as well as those discussed elsewhere in this Annual Report, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1.     Description of Business.

Company Overview

Roughneck Supplies, Inc. is engaged in the business of marketing and retailing oil and gas drilling supply products. Our products include drill bits, hand tools, safety equipment, work wear, industrial cleaning products, and lubrication fluids used in the drilling process. We sell our products to oil and gas drilling companies and to field workers in that industry.

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

We generate two separate revenue streams through our business operations. First, we act as a marketing and sales agent by facilitating the sale of products to our customers. Our prices reflect a retail markup over our suppliers’ wholesale prices, and that retail markup reflects the net revenue stream from our retail sales. We collect money from the sale, pay our suppliers their wholesale rate for the products, and our suppliers will ship the products directly to our customers.

Our second anticipated source of revenue is through the sale of advertising space on our website. The amount of revenue generated through advertising revenue will be a factor of the level of traffic we are able to drive to such site.

The supply of oil and gas drilling supply products is currently highly decentralized, requiring oil and gas companies and field workers to go through multiple manufacturers, distributors, and dealers to obtain tools, safety gear, specialized clothing and other general products commonly used in connection with their occupational practice. We centralize the availability of such products by offering a broad range of oil field products through one single company - available though both our catalog and our website. We believe this will adds efficiency and convenience to the purchasing and supply process for oil and gas companies and their employees.

We were formed as a Nevada corporation on February 22, 2007. We maintain our principal executive offices at 5254 Green Street, Suite #10, Halifax, Nova Scotia, B3H 1N7, and our telephone number is 1-800-471-6889.

Description of our products

We are engaged in the business of marketing and selling oil and gas drilling supply products to companies and individuals within the oil and gas industry. We anticipate that these products will include drill bits, hand tools, safety equipment, work wear, industrial cleaning products, and lubrication fluids used in the drilling process.

On June 21, 2007, we entered into a distribution agreement with Bell Industries. This agreement provides our company with the rights to offer the products of Bell Industries for sale through our website, printed catalog, and toll free phone line.

We currently have verbal distribution agreements with Solo Horton Brushes, Inc. and Atlantic Hard Chrome, companies that manufacture products for the oil and gas industry

Description of our online offerings

Our website was launched during June of 2007. In addition to containing our online product catalog, our website includes valuable industry-related content and a private interactive section. Visitors can sign up for a free membership account, which provides access to our industry discussion boards, job boards, and industry-related informational articles. The industry discussion boards allow workers in the industry to communicate and share information. The job boards offer companies within the industry the opportunity to post their employment openings as a recruiting tool. As of July 23, 2007, one company within the industry has committed to using our website as a tool to recruit future employees by posting their job openings on our job board. We believe the above-mentioned online resources will be valuable to those within the industry, and will therefore serve to drive traffic to our website.

As a secondary source of revenue, we plan to sell online advertising space on our website. Display advertising opportunities have been integrated throughout our website, providing marketing professionals the ability to deliver targeted online advertising messages utilizing a variety of sizes and formats. We anticipate that our ability to sell such online advertising will be directly impacted by the level of traffic experienced by our website. In order to increase website traffic, we have developed the above mentioned industry discussion boards, job boards, and industry news and information articles.

Revenue Streams

We currently anticipate two sources of revenue:

1.	Income derived from the sale of products related to the oil and gas industry; and
2.	Income derived from the sale of advertising space on our website.

Retail Markup

We desire to enter into distribution agreements with manufacturers and suppliers that agree to ship products directly to our customers in our proprietary packaging. We facilitate the sale of products to our customers and the purchase of those products from our suppliers, acting as a marketing agent. We market and sell these products through our printed catalog, through our toll free phone line, and through our online store on our website. When a customer purchases one of our products through any of our three sales channels, we bill the customer our retail price, which is the sum of our supplier’s predetermined wholesale price for that product plus our own percentage-based retail markup. Our supplier then packages that product, using Roughneck packaging we provide them, and ships the product directly to our customer. We earn revenue equal to the sales price of the product, although that is offset immediately by the cost of goods to us from the supplier. Our sales price is determined by considering the price our supplier charges us for a particular product, the price range for similar products available in the market place, and feedback we receive from our customers and suppliers.

Sale of Advertising Space on our Website

We have placed space for advertising banners on every page of our website. We plan on selling this online advertising space as a means of generating revenue. We anticipate that our ability to sell such ads will be affected by our website traffic, measured by the number of people that visit our website on a daily basis. In order to drive traffic to our website, we have developed industry discussion boards, job boards, industry news, and informational articles. We believe the above-mentioned online resources will be valuable to those within the industry, and thus increase the traffic to our website, improving our ability to sell advertising space for premium rates on our website.

Distribution Channels

We have three main channels for the sale and distribution of our products:

1.	Through our printed catalog;
2.	Through our toll free phone line;
3.	Through our online store on our website.

Printed Catalog

We intend to develop and print a paper catalog based upon the design and content of our online store, mailing copies to our customers and potential customers quarterly. Customers can use our toll free phone line or our website to place orders for items they find in the printed catalog. We will obtain initial mailing lists for our catalogs by purchasing them through mailing list suppliers who can provide such lists based upon industry involvement. Subsequent lists will be supplemented by addresses provided by customers who make purchases from us.

Toll free telephone number

Customers can choose to place their order through our 1-800 toll free phone line. Callers place an order by providing the product name or product number found in both our printed and online product catalogs. Orders made through our toll free phone line are charged to the credit card provided to us by the caller. We are using the credit card billing service PayPal to conduct all telephone sales transactions.

Online Store

Products we offer are displayed in an online catalog on our website. Visitors can view our entire selection through the online catalog, add desired products to their virtual shopping cart, and then complete their purchase by charging a major credit card. We are using the credit card billing service PayPal to conduct all online sales transactions.

Strategy

Our company’s long-term business strategy is designed to capitalize on the current decentralization we perceive within the oil and gas drilling supplies sector. Our goal is to grow our company by expanding the reach of our product sales channels, by forming relationships with companies who supply products that fit our business model, and by further developing content on our website.

Marketing

We intend to market our products both to oil and gas drilling companies and directly to field workers in that industry. Our initial marketing plan involves mailing one-page printed flyers to field workers and companies involved in the oil and gas drilling industry. We will also send promotional emails to those same individuals, attempting to generate interest and create brand awareness. Initially, we will be relying on our President’s personal contacts within the oil and gas industry to market our website and associated products. To date, we have generated a short list of industry contacts, which we plan on utilizing in our marketing efforts.

Our on-going sales and marketing strategy will be to develop relationships and build contacts with influential industry decision makers, such as the management personnel of drilling companies, field managers, and oil rig managers. We hope to be able to position our website in such a way that companies will find it beneficial to post our website flyer in their lunch rooms and employee common areas. Along with sending out printed flyers and promotional emails, our initial marketing plans include purchasing Google search ads and banner advertisements on industry-specific third party websites.

We plan to conduct a significant amount of in-house marketing, promoting our business, our website, and our products to existing customers. Visitors who choose to sign up for a membership account on our website will be sent a weekly email newsletter containing valuable information, such as rig reports, along with one of our featured product listings. We believe that by adding useful content and services, such as discussion boards, job boards, and industry related articles, we are developing a ready market for our products.

Intellectual Property

Our business depends, in part, on the protection of our intellectual property, including our business name, logo, and distinctive branding. We have not taken any measures to protect our intellectual property to this point, so there are no legal barriers to prevent others from using what we regard as our intellectual property. In the future we may decide to file a trademark application to protect our brand, but we cannot guarantee the success of this application. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of Canada and the United States, which could increase the likelihood of misappropriation. Furthermore, other companies could develop similar or superior trademarks without violating our intellectual property rights. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive, and distract the attention of management, and there can be no assurance that we would prevail. We currently own two domain names, Roughnecker.com and RoughneckSupplies.com, and have successfully developed a corporate logo and branding strategy.

Competition

The oil and gas drilling supplies industry can be categorized as highly competitive. There are a large number of established firms that currently sell products similar to ours, aimed at a target market similar to ours. Many of these established distributors have representatives in the field who have established relationships within the industry. In some cases, competitors have exclusivity agreements to supply certain drilling rig companies. A number of manufacturers for the types of products we offer already sell their products directly to the consumer. These highly competitive market conditions may make it difficult for our company to succeed in this market. Five of our most established competitors are:

•	Derrick Services, Ltd. offers large oil field equipment to oil and gas industry companies. They do not offer products aimed at individuals, and customers cannot make purchases online;

•	Helly Hansen offers warm, weather-resistant clothing for individual field workers, but customers cannot make purchases online. They are instead directed to retail locations;

•
Elk River, Inc. offers safety equipment for field workers, particularly those who require equipment to protect them from falls while working in elevated locations. Again, customers cannot make purchases online. They are directed to a toll-free number where they can make their purchases from the online or print catalog;

•
Warrior Supply, Inc. offers customers a wide array of supplies for use by corporations, managers, and individual field workers in the oil and gas industry. Their online catalog does not have a graphical interface, requiring users to find items through a downloadable list in pdf format. Customers cannot order online, but are required to call a toll number to the retail location in Texas to place orders;   and

•
Synergy Oil & Gas International, Inc. provides a significant number of products relative to the oil and gas industry, from drilling rigs and chemicals to personal safety gear. Customers are required to contact a sales representative at Synergy via email, mail, or international telephone call in order to make a purchase. No online purchases are available.

Government Regulation

Government regulation and compliance with environmental laws do not have a material effect on our business.

Employees

We have no employees other than our sole officer and director of our company as of the date of this prospectus. As needed from time to time, we may pay for the services of independent contractors such as web designers and commissioned sales people.

Item 2.   Description of Property.

We do not lease or own any real property. We maintain our corporate office at 5254 Green Street, Suite #10, Halifax, Nova Scotia, B3H 1N7. This office space is being provided free of charge by our Chief Executive Officer, Travis McPhee. The fair value of the office and warehouse space provided by Travis McPhee is estimated at $500 per month. While limited in size, our present corporate office provides facilities suited to our current operations. This arrangement provides us with the office space necessary to process necessary paper work while providing telephone, fax and mailing facilities.

Item 3.   Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal year ended May 31, 2008.

Part II

Item 5.   Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Admission to Quotation on the OTC Bulletin Board

Our common stock has been quoted on the OTC Bulletin Board under the symbol “RNCK.OB” since December 2007. Since that time, there has not been any active trading of our securities.

Security Holders

As of May 31, 2008, there were 3,500,000 shares of common stock issued and outstanding, which were held by 43 stockholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Transfer Agent

Empire Stock Transfer, Inc., 2470 St. Rose Pkwy, Suite 304, Henderson, Nevada 89074.

Recent Sales of Unregistered Securities; Use of Proceed from Registered Securities

None.

Purchases of Our Equity Securities

None.

Item 6.   Managements Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB.

This Plan of Operation contains forward-looking statements that involve risks, uncertainties, and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” elsewhere in this Annual Report.

Plan of Operation

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

Our second anticipated source of revenue will be through the sale of advertising space on our website. The amount of revenue generated through advertising revenue will be a factor of the level of traffic we are able to drive to our website.

The supply of oil and gas drilling supply products is currently highly decentralized, requiring oil and gas companies and field workers to go through multiple manufacturers, distributors, and dealers to obtain tools, safety gear, specialized clothing and other general products commonly used in connection with their occupational practice. We intend to centralize the availability of such products by offering a broad range of oil field products through one single company - available through our catalogue, toll free phone number, and our website. We believe this will add efficiency and convenience to the purchasing and supply process for oil and gas companies and their employees, which we anticipate will give us a competitive advantage in the marketplace for the sale of these products.

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

Results of Operations for the twelve months ended May 31, 2008 and since inception

We earned revenues in the amount of $445 for the twelve months ended May 31, 2008, and $445 for the period from our inception on February 22, 2007 to May 31, 2008. We incurred total operating expenses in the amount of $48,054 for the twelve months ended May 31, 2008, and $80,575 for the period from our inception on February 22, 2007 to May 31, 2008. Our operating expenses incurred for the twelve months ended May 31, 2008 included $4,836 in general and administrative expenses, $845 credit for advertising and promotion expenses, and $44,064 in professional fees. Our operating expenses incurred for the period from our inception on February 22, 2007 to May 31, 2008 included $75,064 for professional fees, $494 in advertising and promotion expenses, and $5,462 in general and administrative expenses. Thus, our net loss for the twelve months ended May 31, 2008 was $47,609, and our net loss for the period from our inception on February 22, 2007 to May 31, 2008 was $80,575.

Liquidity and Capital Resources

As of May 31, 2008, we had current assets in the amount of $3,160, consisting solely of cash. Our current liabilities as of May 31, 2008 were $8,735.

Off Balance Sheet Arrangements

As of May 31, 2008, there were no off balance sheet arrangements.

Going Concern

We have experienced losses since inception amounting to $47,609 as of May 31, 2008.  As of May 31, 2008, we had a total of $3,160 in cash. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to meet our commitments as they become payable is dependent on our ability to execute our business plan to establish a customer base, obtain customers that make purchases, and to obtain necessary financing or achieve a profitable level of operations. There are no assurances that we will be successful in achieving these goals.

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

There were various other accounting standards and interpretations issued during 2007 or to May 31, 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 7.   Financial Statements.

ROUGHNECK SUPPLIES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008, AND 2007

ROUGHNECK SUPPLIES, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheet as of May 31, 2008

	May 31, 2008	May 31, 2007
ASSETS

CURRENT ASSETS
Cash	$3,160	$74,034
Account Receivables	0

Total Current Assets	3,160	74,034

TOTAL ASSETS	$3,160	$74,034

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$450	$0
Accrued Liabilities	8,285	32,000

Total Current Liabilities	8,735	32,000

COMMITMENTS & CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
Common Stock (Note 1)
Authorized 50,000,000 shares at par value of $0.001 each
Issued and Outstanding 3,500,000 shares	3,500	3,500
Additional Paid-In Capital	71,500	71,500
Accumulated Deficit during Development Stage	(80,575)	(32,966)

Total Stockholders' Equity	(5,575)	42,034

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,160	$74,034

ROUGHNECK SUPPLIES, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations for the Year Ended May 31, 2008,
Period Ended May 31, 2007, and Cumulative from Inception

	Twelve Months Ended May 31, 2008	February 22, 2007 (Date of Inception) to May 31, 2007	Cumulative From February 22, 2007 (Date of Inception) to May 31, 2008
Revenue
Sales and Services	$445	$0	$445

Total Revenue	445	0	445

Operating Expenses
General and Administative	4,836	626	5,462
Marketing and Promotion	(846)	1,340	494
Professional Fees	44,064	31,000	75,064

Total Operating Expenses	48,054	32,966	81,020

Net (Loss)	$(47,609)	$(32,966)	$(80,575)

Net Loss Per Common Share - Basic and Fully Diluted:
Net Loss for the Cumulative Period	$(0.01)	$(0.02)	$(0.03)

Weighted Average Number of Common Stock Outstanding	3,202,103	2,109,904	3,202,103

ROUGHNECK SUPPLIES, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders’ (Deficit) for the Year Ended May 31, 2008,
Period Ended May 31, 2007, and Cumulative from Inception

	Twelve Months Ended May 31, 2008	February 22, 2007 (Date of Inception) to May 31, 2007	Cumulative From February 22, 2007 (Date of Inception) to May 31, 2008
Cash flows from operating activities:

Net (Loss)	$(47,609)	$(32,966)	$(80,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:
Other current assets	-	-	-
Other current liabilities	(23,265)	32,000	8,735

Net cash flows provided by operating activities	(70,874)	(966)	(71,840)

Cash flows from investing activities:

Net cash (used in) investing activities	-	-	-
Net cash flows used by investing activities
	-	-	-

Cash flows from financing activities:
Issues of shares	-	75,000	75,000

Net cash flows used by financing activities	-	75,000	75,000

Increase (decrease) in cash	(70,874)	74,034	3,160

Cash, beginning of period	74,034	-	-
Cash, end of period	$3,160	$74,034	$3,160

ROUGHNECK SUPPLIES, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows for the Year Ended May 31, 2008,
Period Ended May 31, 2007, and Cumulative from Inception

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage from Inception to May 31, 2008	Shareholders' Equity
Balance at Inception, February 22, 2007	-	$-	$-	$-	$-

Shares issued at $0.01 per share pursuant to subscription on March 22, 2007	2,500,000	2,500	22,500	-	25,000
Shares issued at $0.05 per share pursuant to subscription on May 31, 2007	1,000,000	1,000	49,000	-	50,000

Accumulated deficit during development stage				(32,966)	(32,966)

Balance May 31, 2007	3,500,000	$3,500	$71,500	$(32,966)	$42,034

Accumulated deficit during development stage for the twelve months ended May 31, 2008				(47,609)	(47,609)

Balance May 31, 2008	3,500,000	3,500	71,500	(80,575)	(5,575)

ROUGHNECK SUPPLIES, INC.
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2008
(Expressed in US Dollars)
Audited-Prepared by Management

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at May 31, 2008, the Company did not have any cash equivalents.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.  The Company has not incurred any asset retirement obligations as of May 31, 2008.

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

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are equal to the basic loss per share for the nine months ended May 31, 2008 because there are no common stock equivalents outstanding.

ROUGHNECK SUPPLIES, INC.
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2008
(Expressed in US Dollars)
Audited-Prepared by Management

Fair Value of Financial Instruments

The carrying value of cash and accrual liabilities at May 31, 2008 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As of May 31, 2008, the Company does not believe any adjustment for impairment is required.

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

ROUGHNECK SUPPLIES, INC.
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2008
(Expressed in US Dollars)
Audited-Prepared by Management

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

There were various other accounting standards and interpretations issued during 2007 or to May 31, 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

2.  BASIS OF PRESENTATION – GOING CONCERN

These financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception of the development stage amounting to $80,575 as of May 31, 2008 and has operating revenues of $445.  As of May 31, 2008, the Company had a total of $3,160 in cash.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to execute its plan to establish a customer base, obtain customers that make purchases, and to obtain necessary financing or achieve a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

ROUGHNECK SUPPLIES, INC.
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2008
(Expressed in US Dollars)
Audited-Prepared by Management
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

4.  INCOME TAXES

The Company is subject to United States income.  The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Loss for the nine months	$(47,609)
Average statutory tax rate	35%

Expected income tax provision	(16,663)
Unrecognized tax losses	16,663

Income tax expense	$0

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward in U.S. at May 31, 2007	$32,966
Net operating losses carried forward in U.S. at May 31, 2008	47,609
Valuation allowance	(80,575)

Net deferred income tax assets	$0

The Company has net operating losses carried forward of $80,575 for United States tax purposes which will begin to expire in 2027 if not utilized.  A valuation allowance has been established for this amount.

5.  COMMITMENTS & CONTINGENCIES

As of May 31, 2008, the Company has $8,285 of accrued liabilities for future expenditures.

6.   RELATED PARTY TRANSACTIONS

As of May 31, 2008, the sole officer and director of the Company owns 71.4% of the outstanding shares of the Company.

The Company does not have an employment agreement with the sole officer and director.  The Company does not have a non-compete agreement with the sole officer and director.

Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Schumacher & Associates, Inc. is our registered independent auditor. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

Item 8A(T).   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Travis McPhee. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2008.

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

Item 8B.   Other Information

None.

Item 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Set forth below is certain information relating to Ro current directors and officers including their name, age, and business experience.

Name and Business Address	Age	Position
Travis McPhee 5254 Green St. Unit 10 Halifax, Nova Scotia B3H 1N7	23	Chief Executive Officer and Director

Travis McPhee is our sole officer and director. Mr. McPhee obtained a Bachelor of Commerce, along with the Canadian Securities Course Designation, from Saint Mary’s University, in Halifax Nova Scotia, in 2007. Travis graduated with a major in finance while also managing a stock portfolio with a small group of students. Travis was the portfolio manager responsible for the energy sector. During this time Travis was able to achieve higher returns than the Canadian energy index. From 2004 to 2005, Mr. McPhee worked as a roughneck on a single coil-tubing oil rig. Prior to that, Mr. McPhee has had significant exposure to the oil industry through his father, David McPhee, who owns and operates a large oil company, Conquest Energy Services, based out of Calgary, Alberta.

Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Compliance with Section 16(a) of the Exchange Act

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Auditors; Code of Ethics; Financial Expert

Our principal independent accountant is Schumacher & Associates, Inc., Denver, Colorado. We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only two directors, and such directors have been performing the functions of an audit committee. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors, who are also our officers. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Item 10.   Executive Compensation.

Summary Compensation

Since our incorporation on February 22, 2007, Travis McPhee has been our Chief Executive Officer and sole Director.  There are no other executive officers or employees of the Company.  Mr. McPhee has not drawn a salary nor received any other compensation as an executive officer of the Company or for acting as the sole Director.

We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the period from the date of our incorporation on February 22, 2007 through May 31, 2008, our fiscal year-end.

The following table sets forth information concerning the compensation paid or earned for the period from the date of our incorporation on February 22, 2007 through May 31, 2008, our fiscal year-end for services rendered to our Company in all capacities by our principal executive officers.

Outstanding Equity Awards

As of May 31, 2008, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Long Term Incentive Award Plans.

We have no long-term incentive plans.

Compensation of Directors

Travis McPhee has been our sole Director since our incorporation on February 22, 2007. Our sole Director did not receive any compensation for their services rendered to our Company for the fiscal year ended May 31, 2008.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

Securities Authorized for Issuance under Equity Compensation Plans

We not have any compensation plan under which equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of May 31, 2008, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,500,000 shares of our common stock issued and outstanding as of May 31, 2008. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Roughneck Supplies, Inc., 5254 Green St. Unit 10, Halifax, Nova Scotia B3H 1N7.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Travis McPhee(1)	Common	2,500,000	71.4%
Directors and Officers as a Group (1 persons)	Common	2,000,000	71.4%

(1)	Our Chief Executive Officer and sole Director

Item 12.   Certain Relationships and Related Transactions, and Director Independence.

Except as provided below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters; or

•	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

We issued 2,500,000 shares of common stock on March 22, 2007 to Travis McPhee, our Chief Executive Officer. These shares were issued pursuant to Regulation S of the Securities Act of 1933 (the “Securities Act”) at a price of $0.01 per share, for total proceeds of $25,000. The 2,500,000 shares of common stock are restricted shares as defined in the Securities Act.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

Item 13.   Exhibits.

The following exhibits are filed as part of this registration statement:

Exhibit	Description
3.1	Certificate of Incorporation of Registrant (Roughneck Supplies, Inc.) (*)
3.2	By-Laws of Registrant (Roughneck Supplies, Inc.) (*)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(*) Incorporated by reference herein from the Registrant’s (Roughneck Supplies, Inc.) Registration Statement on Form SB-2 (Registration No. 333-145507) filed with the SEC on October 9, 2007, as Post-Effective Amendment No. 1.

Item 14.   Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the fees billed to us by Schumacher & Associates, Inc. for professional services rendered for the past two fiscal years:

Fee Category	Fiscal 2007 Fees
Audit Fees	$19,600
Tax Fees	$0
Total Fees	$19,600

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Schumacher & Associates, Inc. in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval of Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIMMUNE HOLDINGS, INC. (F/K/A ROUGHNECK SUPPLIES, INC.)

September 15, 2008
	By:	/s/ Harris A. Lichtenstein, Ph.D.
	Name:	Harris A. Lichtenstein, Ph.D.
	Title:	President, Chief Executive Officer and Director
(Principal Executive,
Financial, and Accounting
Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, Omnimmune Holdings, Inc. (F/K/A Roughneck Supplies, Inc.), in their current capacities and on the dates indicated.

September 15, 2008	By:	/s/ Harris A. Lichtenstein, Ph.D.
	Name:	Harris A. Lichtenstein, Ph.D.
	Title:	President, Chief Executive Officer and Director
(Principal Executive,
Financial, and Accounting Officer)

September 15, 2008	By:	/s/ Mark S. Germain
	Name:	Mark S. Germain
	Title:	Chairman of the Board of Directors

September 15, 2008	By:	/s/ Alexander Krichevsky, D.V.M.
	Name:	Alexander Krichevsky, D.V.M.
	Title:	Director

September 15, 2008	By:	/s/ Charles Duff
	Name:	Charles Duff
	Title:	Director

September 15, 2008	By:	/s/ Matthew A. Gonda, Ph.D.
	Name:	Matthew A. Gonda, Ph.D.
	Title:	Director

September 15, 2008	By:	/s/ Frank McDaniel
	Name:	Frank McDaniel
	Title:	Director