Form 10-Q
period 2008-09-30
Omnimmune Holdings, Inc.
filed 2008-11-14
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________.

Commission File Number: 333-145507

OMNIMMUNE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-3128407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4600 Post Oak Place, Suite 352, Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(713) 622-8400
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2008, there were 8,814,926 shares of the issuer’s common stock outstanding.

OMNIMMUNE HOLDINGS, INC. and Subsidiaries
Quarterly Report on Form 10-Q

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references below in this Current Report to “we,” “us,” “our” and the “Company” are to Omnimmune Holdings, Inc., a Delaware corporation.  Omnimmune Holdings, Inc. was originally incorporated on February 22, 2007, in the State of Nevada under the name Roughneck Supplies, Inc., and upon a merger with and into Omnimmune Holdings, Inc. effective August 6, 2008, the Company changed its domicile to Delaware.  Further, on August 7, 2008, Omnimmune Corp., a Texas corporation, merged with and into the Company’s wholly owned subsidiary and Delaware corporation, Omnimmune Acquisition Corp., after which Omnimmune Acquisition Corp. changed its name to Omnimmune Corp. (the “Merger”).  Prior to the Merger, the Company was a shell company and Omnimmune Corp. was considered the acquirer for accounting purposes in the transaction.  As a result the historical financial statements included in this report are those of Omnimmune Corp., the Texas corporation.  Unless otherwise indicated, all financial and business information contained in this Current Report relates exclusively to the business and financial affairs of Omnimmune Holdings, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007 (Audited)
Assets
Current assets
Cash and cash equivalents	$288,465	$209
Advance from related party	-	10,000

Total current assets	$288,465	$10,209

Liabilities and stockholders' deficiency
Current liabilities
Accounts payable and accrued liabilities	$930,794	$591,482
Accounts payable and accrued liabilities-related party	-	4,300
Line of credit	258,716	259,896
Accrued interest	105,416	84,628
Accrued interest- related party	473,404	350,004
Cash advance	100,000	624,000
Notes payable due to related parties	500,000	266,746
Notes payable - current portion	132,064	424,053

Total current liabilities	2,500,394	2,605,109

Long term portion of notes payable	555,468	96,739
Long term portion of notes payable - due to related parties	500,505	62,767

Total liabilities	3,556,367	2,764,615

Commitments and contingencies (note 9)	-	-

Stockholders' deficiency
Common stock, $0.01 par value; 300,000,000 shares authorized;
8,814,926 and 2,650,892 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	88,150	26,509
Common stock subscribed	-	890,610
Additional paid-in capital	15,491,549	9,676,602
Deficit Accumulated during the Development Stage	(18,847,601)	(13,348,127)
Total stockholder's deficit	(3,267,902)	(2,754,406)

Total liabilities and stockholders' deficiency	$288,465	$10,209
See notes to  consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
 (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	Cumulative from Inception (January 15, 1997) to September 30,
	2008	2007	2008	2007	2008
Revenue	$-	$-	$-	$-	$-

Operating expenses:
Sales, General and administrative expenses	885,583	119,352	5,044,618	415,997	12,085,758
Impairment of license agreement	-	-	-	-	1,701,936
Total operating expenses	885,583	119,352	5,044,618	415,997	13,787,694

Operating loss	(885,583)	(119,352)	(5,044,618)	(415,997)	(13,787,694)

Other expense:
Interest (income) expense, net	118,320	188,758	6,987,657	467,570	11,479,414
Cancellation of shares previously issued for license agreement	-	-	(842,514)	-	(842,514)
(Gain) loss on restructuring of debt	10,000	-	(5,690,287)	113,394	(5,576,993)
Total other (income) expense	(128,320)	188,758	(454,856)	580,964	(5,059,907)

Loss before taxes	(1,013,903)	(308,110)	(5,499,474)	(996,961)	(18,847,601)

Provision for taxes	-	-	-	-	-

Net loss	$(1,013,903)	$(308,110)	$(5,499,474)	$(996,961)	$(18,847,601)

Net loss per share - basic	$(0.14)	$(0.12)	$(1.08)	$(0.38)	$(9.61)

Weighted average shares outstanding - basic	7,245,256	2,650,893	5,070,291	2,625,411	1,961,542

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(unaudited)

	Preferred Stock			Common Stock			Common		Total
							Stock	Accumulated	Stockholders
	Shares	Value	APIC	Shares	Value	APIC	Subscribed	Deficit	Equity
Balance at January 15, 1997 (date of inception)	-	$-	$-	-	$-	$-	$-	$-	$-

Contribution of assets and liabilities by founder	11,229	112	49,888	1,055,507	10,555	33,017	-	-	93,572

Beneficial conversion feature of note payable for the year ended December 31, 1997	-	-	-	-	-	327,700	-	-	327,700

Loss for the year ended December 31, 1997	-	-	-	-	-	-	-	(1,366,300)	(1,366,300)

Balance as of December 31, 1997	11,229	$112	$49,888	1,055,507	$10,555	$360,717	$-	$(1,366,300)	$(945,028)

Beneficial conversion feature of note payable for the year ended December 31, 1998	-	-	-	-	-	43,000	-	-	43,000

Loss for the year ended December 31, 1998	-	-	-	-	-	-	-	(328,534)	(328,534)

Balance as of December 31, 1998	11,229	$112	$49,888	1,055,507	$10,555	$403,717	$-	$(1,694,834)	$(1,230,562)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (unaudited)
(Continued)

Preferred Stock			Common Stock			Common		Total
						Stock	Accumulated	Stockholders
Shares	Value	APIC	Shares	Value	APIC	Subscribed	Deficit	Equity
Issuance of 55,553 shares of common stock for technology license at $1.10 per share	-	-	-	55,553	556	61,287	-	-	61,843

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Beneficial conversion feature of note payable for the year ended December 31, 1999	-	-	-	-	-	12,000	-	-	12,000

Loss for the year ended December 31, 1999				-	-	-	-	(429,692)	(429,692)

Balance as of December 31, 1999	33,685	$336	$149,664	1,111,060	$11,111	$477,004	$-	$(2,124,526)	$(1,486,411)

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 11,229 shares of convertible preferred stock at $4.45 per share to investors	11,229	112	49,888	-	-	-	-	-	50,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	28	6,222	-	-	6,250

Beneficial conversion feature of note payable for the year ended December 31, 2000	-	-	-	-	-	30,302	-	-	30,302

Loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(422,306)	(422,306)

Balance as of December 31, 2000	56,142	$560	$249,440	1,113,867	$11,139	$513,528	$-	$(2,546,832)	$(1,772,165)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(unaudited)
(Continued)

Preferred Stock			Common Stock			Common		Total
						Stock	Accumulated	Stockholders
Shares	Value	APIC	Shares	Value	APIC	Subscribed	Deficit	Equity
Issuance of 1,055,507 shares of common stock at $2.24 per share in exchange for 2,500,000 shares in InVitro technology	-	-	-	1,055,507	10,555	49,445	-	-	60,000

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	28	6,222	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	28	6,222	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	28	6,222	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	28	6,222	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	28	6,222	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	28	6,222	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	28	6,222	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	28	6,222	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	28	6,222	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	28	6,222	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	28	6,222	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	28	6,222	-	-	6,250

Issuance of 60,665 shares of common stock at $2.24 per share for a technology license	-	-	-	60,665	607	134,459	-	-	135,066

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 7,018 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	7,018	70	15,555	-	-	15,625

Value of 14,036 warrants issued to consultants	-	-	-	-	-	15,500	-	-	15,500

Beneficial conversion feature of note payable for the year ended December 31, 2001	-	-	-	-	-	25,000	-	-	25,000

Loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(959,531)	(959,531)

Balance as of December 31, 2001	67,370	$672	$299,328	2,270,741	$22,707	$828,151	$-	$(3,506,363)	$(2,355,505)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(unaudited)
(Continued)

Preferred Stock			Common Stock			Common		Total
						Stock	Accumulated	Stockholders
Shares	Value	APIC	Shares	Value	APIC	Subscribed	Deficit	Equity
Issuance of 1,123 shares of convertible preferred stock at $4.45 per share to investors	1,123	11	4,989	-	-	-	-	-	5,000

Conversion of 11,229 shares convertible preferred stock into 44,915 shares of common stock at $2.24 per share	(11,229)	(112)	(49,888)	44,915	449	49,551	-	-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(56)	(24,944)	11,229	112	24,888	-	-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(56)	(24,944)	11,229	112	24,888	-	-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(56)	(24,944)	11,229	112	24,888	-	-	-

Conversion of 16,843 shares convertible preferred stock into 33,686 shares of common stock at $2.24 per share	(16,843)	(56)	(74,832)	33,686	337	74,663	-	-	112

Conversion of 16,843 shares convertible preferred stock into 33,686 shares of common stock at $2.24 per share	(16,843)	(168)	(74,832)	33,686	337	74,663	-	-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(168)	(24,944)	11,229	112	24,888	-	-	(112)

Conversion of 1,123 shares convertible preferred stock into 2,246 shares of common stock at $2.24 per share	(1,122)	(11)	(4,989)	2,246	22	4,978	-	-	-

Beneficial conversion feature of note payable for the year ended December 31, 2002	-	-	-	-	-	1,175,356	-	-	1,175,356

Loss for the year ended December 31, 2002	-	-	-	-	-	-	-	(3,061,599)	(3,061,599)

Balance as of December 31, 2002	-	$-	$-	2,430,190	$24,300	$2,306,914	$-	$(6,567,962)	$(4,236,748)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(unaudited)
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	APIC	Shares	Value	APIC	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Beneficial conversion feature of note payable for the year ended December 31, 2003	-	-	-	-	-	29,401	-	-	29,401

Loss for the year ended December 31, 2003	-	-	-	-	-	-	-	(540,986)	(540,986)

Balance as of December 31, 2003	-	$-	$-	2,430,190	$24,300	$2,336,315	$-	$(7,108,948)	$(4,748,333)

Issuance of 1,404 shares of common stock at $2.24 to a consultant for services rendered	-	-	-	1,404	14	3,111	-	-	3,125

Issuance of 1,404 shares of common stock at $2.24 to a consultant for services rendered	-	-	-	1,404	14	3,111	-	-	3,125

Value of 26,107 warrants issued to consultants	-	-	-	-	-	93,000	-	-	93,000

Beneficial conversion feature of note payable for the year ended December 31, 2004	-	-	-	-	-	17,149	-	-	17,149

Loss for the year ended December 31, 2004	-	-	-	-	-	-	-	(1,252,796)	(1,252,796)

Balance as of December 31, 2004	-	$-	$-	2,432,998	$24,328	$2,452,686	$-	$(8,361,744)	$(5,884,730)

Issuance of 134,746 shares of common stock at $2.24 for a technology license	-	-	-	134,746	1,347	298,653	-	-	300,000

Issuance of 6,661 shares at $3.74 per share for cash	-	-	-	6,661	67	24,933	-	-	25,000

Beneficial conversion feature of note payable for the year ended December 31, 2005	-	-	-	-	-	72,000	-	-	72,000

Loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(1,141,448)	(1,141,448)

Balance as of December 31, 2005	-	$-	$-	2,574,405	$25,742	$2,848,272	$-	$(9,503,192)	$(6,629,178)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(unaudited)
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	APIC	Shares	Value	APIC	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Issuance of 4,913 pursuant to an antidilution agreement	-	-	-	4,913	49	(49)	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	12	(12)	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	12	(12)	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	12	(12)	-	-	-

Issuance of 3,706 pursuant to an antidilution agreement	-	-	-	3,706	37	(37)	-	-	-

Issuance of 3,706 pursuant to an antidilution agreement	-	-	-	3,706	37	(37)	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	12	(12)	-	-	-

Issuance of 225 pursuant to an antidilution agreement	-	-	-	225	2	(2)	-	-	-

Beneficial conversion feature of note payable for the year ended	-	-	-	-	-	4,000	-	-	4,000

Loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(1,076,266)	(1,076,266)

Balance at December 31, 2006	-	$-	$-	2,591,895	$25,915	$2,852,099	$-	$(10,579,458)	$(7,701,444)

Issuance of 7,018 shares at $3.74 per share for services rendered	-	-	-	7,018	70	26,179	-	-	26,249

Issuance of 25,989 shares for $3.74 per share for licensing agreement	-	-	-	25,989	262	96,947	-	-	97,209

Issuance of 25,989 shares for $3.74 per share for licensing agreement	-	-	-	25,990	262	96,947	-	-	97,209

119,053 shares to be issued at $0.37 per share for license agreement	-	-	-	-	-	-	445,305	-	445,305

119,053 shares to be issued at $0.37 per share for license agreement	-	-	-	-	-	-	445,305	-	445,305

Beneficial conversion feature of note payable for the year ended December 31, 2007	-	-	-	-	-	6,604,430	-	-	6,604,430

Loss for the year months ended December 31, 2007	-	-	-	-	-	-	-	(2,768,669)	(2,768,669)

Balance at December 31, 2007	-	$-	$-	2,650,892	$26,509	$9,676,602	$890,610	$(13,348,127)	$(2,754,406)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(unaudited)
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	APIC	Shares	Value	APIC	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Issuance of 119,053 shares of common stock, previously accrued	-	-	-	119,053	1,191	444,114	(445,305)	-	-

Issuance of 119,053 shares of common stock, previously accrued	-	-	-	119,053	1,191	444,114	(445,305)	-	-

1,055,508 shares to be issued for services, previously accrued	-	-	-	-	-	-	30,000	-	30,000

Issuance of 1,055,507 shares of common stock for cash	-	-	-	1,055,507	10,555	34,255	-	-	44,810

Issuance of 75,000 shares of common stock for notes payable	-	-	-	75,000	750	3,000	-	-	3,750

Value of 70,180 warrants issued for discount on accounts payable during the three months ended March 31, 2008	-	-	-	-	-	129,278	-	-	129,278

Value of 15,000 warrants issued pursuant to debt agreement during the three months ended March 31, 2008	-	-	-	-	-	38,240	-	-	38,240

Beneficial conversion feature for the three months March 31, 2008	-	-	-	-	-	1,019,206	-	-	1,019,206

Income for the three months ended March 31, 2008	-	-	-	-	-	-	-	(1,460,253)	(1,460,253)

Balance at March 31, 2008	-	$-	$-	4,019,505	$40,196	$11,788,809	$30,000	$(14,808,380)	$(2,949,375)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(unaudited)
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	APIC	Shares	Value	APIC	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Issuance of 25,000 shares of common stock for notes payable	-	-	-	25,000	250	1,000	-	-	1,250

Issuance of 1,055,508 shares of common stock, previously accrued	-	-	-	1,055,508	10,555	19,445	(30,000)	-	-

Cancellation of shares issued for technology license	-	-	-	(279,788)	(2,798)	(839,716)	-	-	(842,514)

Issuance of 150,000 shares of common stock at a price of $1.25 per share for services	-	-	-	150,000	1,500	186,000	-	-	187,500

Issuance of 137,500 shares of common stock for notes payable	-	-	-	137,500	1,375	5,500	-	-	6,875

Value of 2,250,000 options issued for services	-	-	-	-	-	2,811,962	-	-	2,811,962

Value of 5,000 warrants issued pursuant to debt agreement	-	-	-	-	-	12,747	-	-	12,747

Value of 75,000 warrants issued for services	-	-	-	-	-	93,733	-	-	93,733

Loss for the three months ended June 30, 2008	-	-	-	-	-	-	-	(3,025,318)	(3,025,318)

Balance as of June 30, 2008	-	-	-	5,107,725	$51,078	$14,079,480	$-	$(17,833,698)	$(3,703,140)

Recapitalization upon reverse merger	-	-	-	3,000,000	30,000	(30,000)	-	-	-

Value of vested portion of 100,000 options issued to consultant	-	-	-	-	-	40,870	-	-	40,870

Issuance of shares for cash at a price of $2.50 per share, net of costs of $359,729	-	-	-	707,200	7,072	1,401,199	-	-	1,408,271

Loss for the three months ended September 30, 2008	-	-	-	-	-	-	-	(1,013,903)	(1,013,903)

Balance as of September 30, 2008	-	-	-	8,814,925	$88,150	$15,491,549	$-	$(18,847,601)	$(3,267,902)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	Cumulative from Inception (January 15, 1997) to September 30, 2008
Cash flows from operating activities:
Net loss	$(5,499,474)	$(996,961)	$(18,847,601)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	3,040,332	96,054	3,992,531
Amortization of discount on accounts payable	6,623,545	79,516	8,571,762
Amortization of discount on AP	223,010	-	223,010
Impairment of technology licenses and equity securities	-	-	1,701,936
Gain or loss on restructuring of debt	(5,690,287)	113,287	(5,577,000)
Redemption of shares previously issued for license agreement	(842,513)	-	(842,513)
Net change in operating assets and liabilities:
Advances to related party	-	-	(10,000)
Accounts payable and accrued liabilities	545,312	356,368	7,361,584

Net cash used in operating activities	(1,600,075)	(351,736)	(3,426,291)

Cash flows from investing activities:
Cash portion of investment in technology license	-	-	(6,000)

Net cash used in investing activities	-	-	(6,000)

Cash flows from financing activities:
Proceeds from cash advances	172,000	394,000	796,000
Principal payments on cash advances	(130,000)	-	(130,000)
Stock sold for cash, net of costs	1,408,271	-	1,738,271
Proceeds from (repayments) to line of credit	(1,180)	(25,059)	258,719
Principal payments on debt	(510,760)	(12,005)	(587,208)
Proceeds from notes payable	950,000	-	1,644,974

Net cash provided by financing activities	1,888,331	356,936	3,720,756

Net increase in cash and cash equivalents	288,256	5,200	288,465

Cash and cash equivalents at beginning of period	209	29,500	-

Cash and cash equivalents at end of period	$288,465	$34,700	$288,465

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

Supplemental disclosures of cash flow information:

Cash paid during the period for: Interest	$24,309	$19,869	$61,205

Taxes	$-	$-	$-
Items not affecting cash flows
Beneficial conversion feature of notes payable	$6,623,545	$79,516	$15,006,455

Common stock issued for services	$187,500	$26,249	$317,875

Notes payable issued under restructure of debt	$-	$-	$-

Value of warrant issued as discount on debt	$129,278	$-	$237,778

Common stock issued for technology license	$-	$-	$751,326

Common stock issued for the conversion of preferred stock	$-	$-	$355,000

Notes payable issued for services	$-	$69,806	$3,746,971

Impairment of technology licenses	$-	$-	$616,908

Value of warrants issued for debt	$12,747	$-	$12,747

Issuance of common stock for accrued liability	$-	$-	$-

Issuance of common stock for cash	$1,408,271	$-	$1,408,271

Gain from the restructuring of debt	$(5,690,287)	$-	$(5,576,993)

Value of options issued for services	$937,321	$-	$937,321

Value of warrants issued for services	$-	$-	$-

See notes to consolidated financial statements.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Business and Basis of Presentation

Omnimmune Holdings, Inc. (“Omnimmune” or the “Company”) is the holding company of Omnimmune Corp., a development-stage biotechnology company integrating complementary cancer therapeutic, diagnostic and prognostic technologies. Our mission is to provide a comprehensive and personalized approach to the clinical management of cancer through improved diagnostic, prognostic and therapeutic interventions.

The Company’s operating subsidiary, Omnimmune Corp., is currently a development stage company under the provisions of Statement of Financial Accounting Standards, (“SFAS”) No 7. The Company, whose principal business is to act as a holding company for Omnimmune Corp., is also a development-stage company. The accounts of the Company also include those of its wholly owned subsidiary, InVitro Technologies, Inc., an inactive company.

Merger with Roughneck Supplies, Inc.

Omnimmune Holdings, Inc. was originally incorporated on February 22, 2007, in the State of Nevada under the name Roughneck Supplies, Inc. (hereinafter referred to as “Roughneck”), and upon a merger with and into Omnimmune Holdings, Inc. effective August 6, 2008, the Company changed its domicile to Delaware.  Further, on August 7, 2008, Omnimmune Corp., a Texas corporation, merged with and into the Company’s wholly owned subsidiary and Delaware corporation, Omnimmune Acquisition Corp. (the “Merger”).  Upon the closing of the Merger, Omnimmune Acquisition Corp., after changing its name to “Omnimmune Corp.,” continued as a wholly-owned subsidiary of the Company, succeeding to the business, assets and liabilities of Omnimmune Corp., a development-stage biotechnology company integrating complementary cancer therapeutic, diagnostic and prognostic technologies.   Concurrent with the Merger, we changed our fiscal year end from May 31 to December 31 and changed our domicile to Delaware.  The various transactions that comprised the Merger, as well as the new management, business and financial statements of the Company are described in detail in the Company’s Form 8-K filed with the SEC on August 12, 2008, as amended on August 21, 2008, August 27, 2008 and September 5, 2008, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $1,013,903 and $308,110 for the three months ended September 30, 2008 and 2007, respectively; and $5,499,474 and $996,961 for the nine months ended September 30, 2008 and 2007, respectively; and $19,690,115 from inception (January 15, 1997) through September 30, 2008. In addition, the Company’s current liabilities exceed its current assets by $2,211,929 as of September 30, 2008. These factors among others, including the Company’s current cash position, which was $288,465 as of September 30, 2008, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

If operations and cash flows substantially improve, including through successful closings on debt or equity financings, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of the Company’s liquidity problems.

The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates

Long-lived Assets

In accordance with SFAS No. 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. During the three and nine months ended September 30, 2008, and 2007, the Company recognized no impairment of long-lived assets. From inception to September 30, 2008 an impairment of license agreement in the amount of $1,701,936 was recorded.

Net Income (Loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. There were no expenditures on research and product development for the three and nine months ended September 30, 2008, and 2007, and from inception through September 30, 2008.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

A summary of option activity under the Plan as of September 30, 2008, and changes during the period ended are presented below:
	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	-	$-
Issued	2,250,000	2.50
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2008	2,250,000	$2.50
Issued	100,000	2.50
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2008	2,350,000	$2.50
Vested at September 30, 2008	2,285,791	$2.50
Non-vested at September 30, 2008	64,209	$2.50

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $2.05 as of September 30, 2008, and the exercise price multiplied by the number of options outstanding. As of September 30, 2008, total unrecognized stock-based compensation expense related to stock options was $83,208. The total fair value of options vested during the three and nine months ended September 30, 2008 was $40,983 and $2,852,832, respectively.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws. Since the Company remained insolvent after the debt restructuring during the three months ended September 30, 2008, the gain on the restructuring was not taxable to the Company.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainties as to the realization of deferred tax assets, an allowance has been provided regarding all deferred tax assets of the Company.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Foreign Currency

Aside from one of its license agreements, which requires milestone and other payments to be made in Euros, the Company is involved in no transactions with foreign currency implications.

2. ADVANCE RECEIVABLE FROM RELATED PARTY

As of December 31, 2007, advance receivable consists of a $10,000 note due to the Company from Intrepid Technologies, Inc., a company controlled by the Company’s Chief Executive Officer. This advance did not bear interest. This advance was also payable on demand.

During the nine months ended September 30, 2008, an agreement was reach whereby the Company released Intrepid Technologies, Inc., from the $10,000 cash advance owed to the Company as consideration of forgiveness of the note payable owed to Intrepid Technologies, Inc. by the Company.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2008	December 31, 2007
Accounts payable	$610,730	$227,742
Accrued liabilities	320,064	363,740
Total	$930,794	$591,482

4. LINE OF CREDIT

The Company has a bank loan and credit card agreements with various banks.  The bank loan is jointly guaranteed by two of the Company’s shareholders. The Company’s Chief Executive Officer, Harris Lichtenstein, co-signs on the credit card agreements and remains jointly liable with the Company on all outstanding amounts due for these credit card liabilities. At September 30, 2008 and December 31, 2007, the Company had the following amounts due under its loan and credit card agreements.

	September 30, 2008	December 31, 2007
Bank loan	$149,976	$149,976
Credit cards	108,740	109,920
Total	$258,716	$259,896

5. ACCRUED INTEREST AND INTEREST EXPENSE

At September 30, 2008 and December 31, 2007, the Company has 14 and 21 notes payable in the aggregate amount of $2,638,262 and $7,284,998, respectively. Notes payable to related parties aggregated $1,082,565 and $5,591,511 of these amounts at September 30, 2008 and December 31, 2007, respectively.  Interest accrued on these notes at rates ranging from 7% to 10%. Total interest accrued at September 30, 2008 and December 31, 2007, was $578,820 and $434,632, respectively.

Interest expense consisted of the following for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Notes payable	$44,687	$133,121	$126,944	$368,961
Bank loan	3,119	3,119	9,532	9,256
Credit cards	4,265	3,413	17,373	9,838
Amortization of discount on notes payable	66,249	49,105	6,610,798	79,515
Amortization of discount on accounts payable	-	-	223,011	-
Total	$118,320	$188,758	$6,987,657	$467,570

6. CASH ADVANCES

The Company has received non-interest bearing payable on-demand, unsecured cash advances from related parties. During the three months ended September 20, 2008, the Company repaid cash advances in the amount of $130,000 and at September 30, 2008, there remained outstanding cash advances in the total amount of $100,000.

7. NOTES PAYABLE

At December 31, 2006, the Company had outstanding 21 notes payable and one interest-bearing liability not yet formalized as a promissory note (the “Old Notes”) in the aggregate principal amount of $5,002,860. At December 31, 2006, a total of 16 of the Old Notes in the aggregate principal amount of $2,495,736 were in default.

On January 1, 2007 and March 1, 2007, the Old Notes were cancelled and replaced by new notes payable (the “New Notes”). The principal of the New Notes included the principal of the Old Notes, the accrued interest on the Old Notes, certain amounts due the investors which were in accounts payable on the Company’s balance sheet at December 31, 2006, and an additional amount of $113,284. This additional amount has been charged to operations as Loss on Debt Conversion during the three months ended March 31, 2007. At March 31, 2007, the Company had outstanding 21 notes payable in the aggregate principal amount of $7,293,481 including $5,951,511 to related parties, none of which were in default.

On March 1, 2008, 15 of the previously issued notes were cancelled and replaced by new notes payable. The principal of the new notes included the principal of the New Notes and accrued interest on those notes. At September 30, 2008, the Company had outstanding 15 notes payable in the aggregate principal amount of $2,638,262. At September 30, 2008, a total of 3 of the notes payable in the aggregate principal amount of $86,839 were in default.

On March 1, 2008, when the New Notes were cancelled and $5,677,726 of the old principal was forgiven by the note holders, resulting in a gain on the financial statements. During the period ended June 30, 2008, $20,203 of old principal was forgiven by a note holder, resulting in an additional gain on the financial statements.

During the three months ended March 31, 2008, the Company also converted unsecured cash advances in the amount of $581,200 into a convertible note payable. During the period ended September 30, 2008, the Company determined that the amount of unsecured cash advances contributed by the note holder was $521,000. As a result, the original note in the amount of $581,200 was returned for cancellation and a new note in the amount of $521,200 was issued to the note holder.

The Company has convertible notes payable outstanding which contain a provision for contingent warrants that are potentially issuable. Pursuant to the convertible notes agreements, these warrants are issuable if the note holder elects to convert at least 25% of the principal amount of the note during the term of the note. At September 30, 2008, there are contingent 5 year warrants issuable to purchase an aggregate of 120,710 shares of the Company’s common stock at a price of $1.80 per share.

The following table summarizes amounts due under the notes payable at September 30, 2008 and December 31, 2007:

	Principal balance:
	September 30, 2008	December 31, 2007
Total outstanding	$2,638,262	$7,284,998
Less discount on notes payable	(950,226)	(6,434,693)
Net Total	1,688,036	850,305
Less current portion	(632,063)	(690,799)
TOTAL	$1,055,973	$159,506

8. EQUITY

The Company had authorized a total of 300,000,000 shares of common stock at a par value of $0.0001 per share. At September 30, 2008 and December 31, 2007, the Company had issued and outstanding 8,814,925 and 2,650,892 shares of common stock, respectively.  No shares of preferred stock are issued or outstanding.

The Company completed a 1-for-2.8072 split of its common stock, effective March 27, 2008. The Company completed a 10-for-1 reverse split of its common stock effective June 9, 2008.  Each of these stock splits is accounted for in all share numbers included in this report, unless otherwise indicated.

Common Stock

The following equity transactions occurred during the nine months ended September 30, 2008:

The Company issued 119,053 shares of common stock valued at $445,305 pursuant to a license agreement. These shares were subscribed for as December 31, 2007. These shares were issued during the three months ended March 31, 2008.

The Company issued 119,053 shares of common stock valued at $445,305 pursuant to a license agreement. These shares  were subscribed for as December 31, 2007. These shares were issued during the three months ended March 31, 2008.

The Company issued 1,055,508 shares of common stock for cash in the amount of $44,801 that had been previously received.

The Company issued 75,000 shares of common stock, warrants to purchase 150,000 shares of common stock, and a note payable in the amount of $300,000 for cash of $300,000. The fair value of these shares of $3,750 was considered a discount to the note payable and amortized to interest expense during the three months ended March 31, 2008.

The Company agreed to issued 1,055,508 shares of common stock to consultants in consideration for accrued liabilities for services performed in prior periods. These shares have not been issued as of March 31, 2008, and appear as common stock subscribed on the Company’s balance sheet at March 31, 2008. The Company issued these shares during the three months ended June 30, 2008.

The Company issued 25,000 shares of common stock, warrants to purchase 5,000 shares of common stock, and a note payable in the amount of $100,000 for cash of $100,000. The fair value of these shares of $1,250 was considered a discount to the note payable and amortized to interest expense during the three months ended June 30, 2008.

Pursuant to an amendment to a licensing agreement, the Company cancelled 279,788 shares of common stock with a fair value of $842,514 that had been previously issued for a licensing agreement, during the three months ended June 30, 2008.

The Company issued 150,000 shares of common stock to employees for services that have been provided. The fair value of these shares of $187,500 was charged to operations during the three months ended June 30, 2008.

The Company issued 137,500 shares of common stock and a note payable in the amount of $550,000 for cash of $550,000. The fair value of these shares of $6,875 was considered a discount to the note payable and amortized to interest expense during the three months ended June 30, 2008.

Private Placement of Common Stock

In August 2008, the Company completed a private placement of its common stock (the “Private Placement”) whereby the Company sold an aggregate of $1,786,000 worth of units (each “Unit” and collectively the “Units”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). The Company received proceeds of $1,408,648 after costs of the issuance of $359,330. The number of shares of common stock issued pursuant to the Private Placement was 707,200 along with warrants to purchase an additional 707,200 shares of common stock. Pursuant to the terms of the Private Placement, each Unit was sold for $2.50 (the “Unit Price”) and consisted of one share of Common Stock and one warrant to purchase one shares of Common Stock for $5.00 per share.

Roughneck Exchange

On August 6, 2008, through a statutory merger with the sole purpose of changing the Company’s state of domestication from Nevada to Delaware, the shareholders of Roughneck converted 3,000,000 shares of Roughneck outstanding common stock into 3,000,000 shares of Omnimmune common stock. On August 7, 2008, in a transaction known as a reverse acquisition, the shareholders of Omnimmune, a publicly-traded company, exchanged 5,107,721 shares of Omnimmune common stock for 5,107,721 shares in Omnimmune Corp, a Texas corporation, and the Company’s wholly owned subsidiary, Omnimmune Acquisition Corp., a Delaware corporation, merged with and into Omnimmune Corp. The shareholders of Omnimmune Corp. thus assumed control of the Company, and the Company became the parent holding company of Omnimmune Corp.

Warrants

During the three months ended March 31, 2008, the Company issued warrants to purchase 70,180 shares of common stock to a service provider as a discount on accounts payable. The fair value of these warrants of $129,278 was charged to interest expense during the three months ended March 31, 2008.

During the three months ended March 31, 2008, the Company issued warrants to purchase 15,000 shares of common stock to note holders pursuant to the note agreement. The fair value of these shares of $38,240 was charged to operations during the three months ended March 31, 2008.

During the three months ended June 30, 2008, the Company issued warrants to purchase 75,000 additional shares of common stock to a consultant in consideration for providing the Company with trade credit. The fair value of these warrants of $93,733 was considered a discount to accounts payable and amortized to interest expense during the three months ended June 30, 2008.

During the three months ended June 30, 2008, the Company issued warrants to purchase 5,000 additional shares of common stock to note holders pursuant to the note agreement. The fair value of these shares of $12,747 was charged to operations during the three months ended June 30, 2008.

During the three months ended September 30, 2008, the Company issued warrants to purchase 707,200 additional shares of of common stock pursuant to the Private Placement.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of September 30, 2008:

Warrants Outstanding	Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10	84,216	0.46	$0.10	84,216	0.46
1.78-2.50	145,180	7.17	1.78-2.50	145,180	7.17
5.00	727,200	4.86	5.00	727,200	4.86
Total	956,596	4.82		956,596	4.82

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2007:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10	84,216	1.21	$0.10	84,216	1.21
Total	84,216	1.21		84,216	1.21

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	84,216	$0.10
Granted	85,180	2.35
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2008	169,396	$1.23
Granted	80,000	2.66
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2008	249,396	$1.69
Granted	707,200	5.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2008	956,596	$4.14

The Company has convertible notes payable outstanding which contain a provision for contingent warrants that are potentially issuable. Pursuant to the convertible notes agreements that warrants are issuable if the notes holder elects to convert at least 25% of the principal amount due, during the term of the note. According to the convertible note payable agreements there are warrants issuable to purchase 120,710 shares of common stock. Upon issuance these warrants are exercisable for 5 years at a price of $1.80 per share.

Options

During the three months ended June 30, 2008, the Company issued options to purchase 2,250,000 shares  of common stock at a price per share of $2.50  to employees for services rendered. The fair value of these options of $2,811,962 was charged to operations expense during the three months ended June 30, 2008.

During the three months ended September 30, 2008, the Company issued options to purchase 100,000 shares  of common stock at a price per share of $2.50. These options were valued at an aggregate of $124,192, and vest at the following rate: 33,000 vested at the time of issuance, and the balance vest over a 23 month period.  During the three months ended September 30, 2008, the Company charged to operations the fair value of the vested options, or $40,983.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of September 30, 2008:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	9.5	$2.50	2,285,791	9.5
Total	2,350,000	9.5		2,285,791	9.5

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	-	$-
Granted	2,250,000	2.50
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2008	2,250,000	$2.50
Granted	100,000	2.50
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2008	2,235,000	$2.50
Exercisable	2,285,791	$2.50
Not exercisable	64,209	$2.50

9. GAIN FROM RESRUCTURING OF DEBT

On March 1, 2008, 15 of the New Notes were cancelled and replaced by new notes payable. The principal of the new notes included the principal of the New Notes and accrued interest on those notes. At September 30, 2008, the Company had outstanding 15 notes payable in the aggregate principal amount of $2,638,262. At September 30, 2008, a total of 3 of the notes payable in the aggregate principal amount of $86,839 were in default.

On March 1, 2008, when the New Notes were cancelled and $5,677,726 of the old principal was forgiven by the note holders, resulting in a gain on the financial statements. During the period ended June 30, 2008, $20,203 of old principal was forgiven by a note holder, resulting in an additional gain on the financial statements. During the three months ended September 30, 2008, the Company forgave a note receivable from Intrepid Technologies, Inc. in the amount of $10,000.

10. RELATED PARTIES

Amounts due to related parties at September 30, 2008 and 2007 consisted of the following:

Convertible Notes Payable to related parties

The Company has a note payable to Intrepid Technologies, Inc., a company controlled by its Chief Executive Officer, in the amount of $0 and $801,274 at September 30, 2008 and December 31, 2007. The note bears interest at the rate of 7% per annum. During the nine months ended September 30, 2008 and 2007, the Company accrued interest in the amount of $9,374 and $32,679, respectively.  This note was forgiven by the note holder in March, 2008.

The Company has a note payable outstanding to its Chief Executive Officer, in the amount of $500,000 and $3,170,188 at September 30, 2008 and December 31, 2007, respectively. The March 31, 2007 note bears interest at a rate of 7% per annum, the note that was signed during the three months ended March 31, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. During the nine months ended September 30, 2008 and 2007, the Company accrued interest in the amount of $37,087 and $126,500, respectively, on these notes.

The Company has a second convertible note payable outstanding to its Chief Executive Officer, in the amount of $0 and $131,722 at September 30, 2008 and December 31, 2007, respectively. This note bears interest at a rate of 7% per annum. During the three months ended March 31, 2008, the note holder forgave this note. During the nine months ended September 30, 2008 and 2007, the Company accrued interest in the amount of $1,541 and $5,381, respectively.

The Company has a convertible note payable outstanding to Dennis Lichtenstein, a relative of the Chief Executive Officer, in the amount of $49,333 and $44,848 at September 30, 2008 and December 31, 2007. The note bears interest at a rate of 10% per annum. During the nine months ended September 30, 2008 and 2007, the Company accrued interest in the amount of $3,630 and $2,617, respectively.

The Company has a note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount of $500,000 and $1,342,127 at September 30, 2008 and December 31, 2007, respectively. The March 31, 2007 note bears interest at a rate of 7% per annum. The note signed during the three months ended March 31, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  During the nine months ended September 30, 2008 and 2007, the Company accrued interest in the amount of $15,701 and $54,825, respectively, on these notes.

The Company has a note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount of $136,815 at December 31, 2006. On March 3, 2007, the Company replaced this note with a convertible note payable in the amount of $189,400. As of March 31, 2008, the note holder forgave this note. During the nine months ended September 30, 2008 and 2007, the Company accrued interest in the amount of $2,216 and $7,737, respectively.

The Company has a note payable outstanding to Jennie Fay Lichtenstein, a relative of the Chief Executive Officer, in the amount of $25,000 at December 31, 2006. On March 3, 2007, the Company replaced this note with a convertible note payable in the amount of $30,211. As of September 30, 2008, the principal outstanding on this convertible note payable is $33,232. This note bears interest at a rate of 10% per annum. During the nine months ended September 30, 2008 and 2007, the Company accrued interest in the amount of $2,445 and $1,763, respectively.

The Company has a convertible note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount $0 and $1,043,015 at September 30, 2008 and December 31, 2007, respectively.  Accrued salary in the amount of $750,000 was added to the principal amount due under this note during the twelve months ended December 31, 2007.  During the nine months ended September 30, 2008 the note holder forgave this note. During the nine months ended September 30, 2008 and 2007, the Company accrued interest in the amount of $12,202 and $42,606, respectively.

Accounts Payable- related parties

The Company had a liability to Harris Lichtenstein for purchases made on behalf of the Company in the amount of $0 and $4,300 at September 30, 2008, and December 31, 2007, respectively.

Note Receivable from related party

The Company has a note receivable in the amount of $0 and $10,000, for the nine months ended September 30, 2008 and December 31, 2007, from Intrepid Technologies, Inc., which is owned by the Company’s Chief Executive Officer, Harris Lichtenstein. During the three months ended September 30, 2008, the Company forgave a note receivable from Intrepid Technologies, inc. in the amount of $10,000.

Options

The Company issued 707,200 options to purchase additional shares of common stock to executive officers of the Company in 2008.

Common stock

The Company issued 75,000 shares of common stock to each the Chief Executive Officer and another officer of the Company in 2008.

11. COMMITMENTS AND CONTINGENCIES

ASRI License Agreement

The Company entered into a license agreement (the “ASRI License Agreement”) with Allegheny-Singer Research Institute (“ASRI”) on February 3, 1999, as amended. The two parties agreed to an amended and restated agreement which became effective February 1, 2005. ASRI granted the Company rights to develop, manufacture, sell, rent or lease Licensed Products in the Field (each as defined in the ASRI License Agreement). The Company agreed to pay royalties of 1-2% of net sales of all products covered in the agreement. The ASRI License Agreement gives the Company the right to sublicense to third parties. The Company agreed to pay ASRI between 5-20% of the sublicense income depending on the nature of the sublicense.

The Company and ASRI agreed to further amend the ASRL License Agreement which amendment became effective February 1, 2007. As part of the amendment, ASRI granted the Company an extension on the first payment of licensing fees from the original due date of February 1, 2007 to May 1, 2007.  During the three months ended March 31, 2008, the Company issued 119,053 shares of common stock previously accrued, and has issued a total of 145,042 shares of common stock under this agreement.

The Company and ASRI agreed to further amend the license agreement, which amendment became effective June 30, 2008. ASRI granted the Company an extension of the second payment of licensing fees from the original due date of February 1, 2008 to June 30, 2008.     As of September 30, 2008, the Company has paid $100,000 in licensing fees under this agreement.

Columbia License Agreement

The Company entered into a license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) that was effective February 1, 2005, pursuant to which  Columbia granted the Company rights to develop, manufacture, sell, rent or lease Licensed Products in the Field (each as defined in the Columbia License Agreement). Columbia received a 5% equity stake in the Company. In addition, the Company paid a nonrefundable license fee of $30,000. The agreement provided that  $15,000 was to be paid 60 days from the effective date of the agreement and the other $15,000 to be paid one year from the effective of the agreement. The Company agreed to reimburse Columbia for past expenses of $50,000, of which $25,000 has been paid and the other $25,000 is due after sales of the licensed products amount to $1,000,000. The Company agreed to pay royalties of 1-2% of net sales of all products covered in the agreement. The agreement gives the Company the right to sublicense to third parties. The Company agreed to pay Columbia between 10-20% of the sublicense income depending on the nature of the sublicense. The Company agreed to pay annual license maintenance fees according to the schedule below:

         $10,000 during the fiscal year ended December 31, 2007

         $20,000 during the fiscal year ending December 31, 2008

         $35,000 during the fiscal year ending December 31, 2009

         $50,000 on or before February 1, 2010; and $40,000 each year thereafter.

During the three months ended March 31, 2008, the Company issued 119,053 shares of common stock previously accrued, and has issued a total of 145,042 shares of common stock under the Columbia License Agreement.

During the nine months ended September 30, 2008, the Company entered into an amendment to the Columbia License Agreement, pursuant to which Columbia terminated the Stock Purchase agreement. As a result, the Company cancelled 279,788 shares of common stock, which had been previously issued to Columbia. During the three months ended September 30, 2008, the Company and Columbia agreed to further amend the Columbia License Agreement which amendment became effective June 30, 2008. The annual license maintenance fees have been amended to the schedule shown below:

$52,500 due on or before May 1, 2009

$75,000 due on or before May 1, 2010

$60,000 due on May 1 each year thereafter

IGR

The Company entered into a licensing agreement with Institut Gustave Roussy (IGR) that was effective November 1, 2007 (the “IGR License Agreement”). IGR granted the Company rights to use the Licensed Patents, Licensed Material and Licensed Information (each as defined in the IGR License Agreement). The Company agreed to pay a one time license fee of €125,000, of which €25,000 was payable on the effective date, €50,000 was payable one year from effective date and €50,000 is due two years from effective date. In addition, the Company agreed to pay license maintenance fees according to the schedule below:

€10,000 during the fiscal year ending December 31, 2008

€20,000 during the fiscal year ending December 31, 2009

€35,000 during the fiscal year ending December 31, 2010

€50,000 on or before November 1, 2011 and €50,000 every year thereafter

During the year ended December 31, 2007, the Company has paid $36,087 (approximately €25,000).

In accordance with the above described schedule, on November 1, 2008, the Company was obligated to pay a total of €60,000 to IGR in license fees and maintenance fees, which payments were not made. The Company and IGR recently agreed to modify the payment schedule described above, so that the €10,000 maintenance fee that would otherwise have been due on November 1, 2008, shall now be due and payable when invoiced by IGR, which is expected to occur immediately.  The license fee €50,000 otherwise due on November 1, 2008, shall now be payable in two equal installments of €25,000 on March 1, 2009 and June 1, 2009, respectively.

Ohio State Licensing Agreement

The Company entered into a licensing agreement (the “OSU License Agreement”) with Ohio State University (OSU) that was effective April 18, 2008, pursuant to which  OSU granted the Company rights to use the Licensed Patents, Licensed Material and Licensed Information (each as defined in the OSU License Agreement). The Company agreed to pay a one time license fee of $300,000, of which $5,000 was paid on execution, $45,000 was paid on the first business day following the Phase 1 Data Review Period, $50,000 was paid three months after first payment, $100,000 is due November 15, 2008, $50,000 is due June 30, 2009, and $50,000 is due September 30, 2009. In addition, the Company agreed to reimburse OSU for its patent expenses according to the schedule below:

$12,738 payable in eight quarterly payments beginning October 1, 2009

As of September 30, 2008, the Company has paid $200,000 in licensing fees under this agreement.

With respect to the license fee of $100,000 that would otherwise have been due on November 15, 2008, the parties have recently reached an agreement to pay $10,000 immediately, which payment has been made, and to pay $40,000 on March 1, 2009 and the balance of $50,000 on June 30, 2009.  In addition, the $50,000 license fee that would have been due on June 30, 2009 has now been extended until September 30, 2009.   Interest shall accrue on all payments not made according to the original schedule.  .

Contingent warrants issuable

The Company has convertible notes payable outstanding which contain a provision for contingent warrants that are potentially issuable. Pursuant to the convertible notes agreements that warrants are issuable if the notes holder elects to convert at least 25% of the principal amount due, during the term of the note. According to the convertible note payable agreements, there are potentially 1,207,096 warrants issuable to purchase shares of common stock. Upon issuance these warrants are exercisable for 5 years at a price of $0.1781 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Omnimmune Holdings, Inc. (“Omnimmune” or the “Company”) is the holding company of Omnimmune Corp., a development-stage biotechnology company integrating complementary cancer therapeutic, diagnostic and prognostic technologies.  Our mission is to provide a comprehensive and personalized approach to the clinical management of cancer through improved diagnostic, prognostic and therapeutic interventions.  Omnimmune has acquired licensed rights to breakthrough platform monoclonal antibody technologies and a multivalent cancer vaccine targeting two epitopes of HER-2, validated tumor associated antigens.  The vaccine has completed a Phase I NCI sponsored clinical trial.  Omnimmune plans to sponsor Phase II and III trials and market the vaccine in collaboration with others.  We believe the core technology utilized in the development of this multivalent vaccine represents a platform for the development of additional vaccines.

The Company was originally incorporated on February 22, 2007, in the State of Nevada under the name Roughneck Supplies, Inc. (hereinafter referred to as “Roughneck”), and upon a merger with and into Omnimmune Holdings, Inc. effective August 6, 2008, the Company changed its domicile to Delaware. Further, on August 7, 2008, Omnimmune Corp., a Texas corporation (“Omni Corp.”), merged with and into the Company’s wholly owned subsidiary and Delaware corporation, Omnimmune Acquisition Corp. (the “Merger”).  Upon the closing of the Merger, Omnimmune Acquisition Corp., after changing its name to “Omnimmune Corp.,” continued as a wholly-owned subsidiary of the Company, succeeding to the business, assets and liabilities of Omni Corp.   Concurrent with the Merger, we changed our fiscal year end from May 31 to December 31 and changed our domicile to Delaware.  The various transactions that comprised the Merger, as well as the new management, business and financial statements of the Company are described in detail in the Company’s Form 8-K filed with the SEC on August 12, 2008, as amended on August 21, 2008, August 27, 2008 and September 5, 2008, respectively.

Omnimmune intends to play a leading role in the development of personalized cancer treatment with the selection of prophylactic and therapeutic vaccines (active immunization), monoclonal antibodies (passive immunization) and gene-based products, which target a hormone called human chorionic gonadotropin (“hCG”).  Appropriate patient-specific passive immunotherapies will be based upon a patient’s own sequences of hCGb (human chorionic gonadotropin beta subunit), and its gene products (mRNA).  HCGß and its genes have been detected in a majority of cancers studied to date, and is a well validated tumor marker.  On this basis, hCG has enormous potential as a target for the diagnosis and treatment of cancer patients.  The application of appropriate patient-specific immunotherapy will be based upon the genetic expression and translation of a patient’s own subunit marker(s), as determined by Omnimmune’s combined immuno-genetic cancer diagnostic and prognostic systems.  An immuno-genetic companion diagnostic trial is being planned by Omnimmune, and is expected to take place during the 2009 calendar year, subject to the Company obtaining sufficient financing.  Omnimmune expects that the results of that trial will be a prelude to the development of a widely applicable diagnostic system for the diagnosis, prognosis and determination of recurrence of certain cancers.  Omnimmune plans to conduct a Phase I trial with its lead candidate anti-hCGb monoclonal antibodies based upon the results of the diagnostic trial.

Omnimmune believes that this customized diagnostic-therapeutic coupling approach represents a new paradigm for targeted therapy, and will significantly alter the way in which cancer patients will be managed in the future.

Omnimmune’s objective is to be a leader in the implementation (reduction to practice) of previously discovered and characterized vaccines and monoclonal antibodies, discovery, development and commercialization of new monoclonal antibodies for diagnostic, prognostic and therapeutic (passive immunization) purposes, as well as gene-based products targeting hCGb.

Omnimmune’s unique HER-2 vaccine, hCGß and related technologies, which are protected through an expanding intellectual property portfolio, have been developed at institutions including The Ohio State University, Columbia University of New York, The Allegheny-Singer Research Institute of the Allegheny General Hospital, Pittsburgh, Pennsylvania and The Institute Gustave Roussy, Paris, France.

Results of Operations

As a development stage pharmaceutical company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.  We have incurred operating losses of $2,768,669 and $1,076,266 for the years ended December 31, 2007 and December 31, 2006, respectively, and as of December 31, 2007, we had an accumulated deficit of $13,348,127.

Because we produce no revenues, we rely entirely on debt and equity financing to fund ongoing operations, and expect to continue to do so for the foreseeable future.   Generating revenues and ultimately achieving profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts from our patents and patents pending and those licensed from our strategic collaborators.  No assurances can be given as to our ability to identify sufficient sources of funding to sustain our operations, commercialize our products or achieve profitability.   These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Three Months Ended September 30, 2008 and September 30, 2007

We did not produce any revenue during the three months ended September 30, 2008 and September 30, 2007, respectively.  Our selling, general and administrative expenses increased approximately 642% to $885,583 in the three months ended September 30, 2008, from $119,352 in the same period in 2007.  For the three months ended September 30, 2008, selling, general, and administrative expenses consisted primarily of legal and accounting fees of $403,805; license fees of $168,416; payroll and employee benefits of $123,149; non cash compensation of $40,893; insurance of $37,521; and office expenses of $19,682.

For the three months ended respectively on September 30, 2008 and September 30, 2007, interest expense decreased by $70,438 or approximately 37%, from $188,758 during the three months of the prior year to $118,320 during the three months ended September 30, 2008.  The primary reason for the decrease was the lower levels of debt maintained by the Company during the current year.

For the reasons above, we realized a net loss of $1,013,903 during the three months ended September 30, 2008 compared to a net loss of $308,110 during the three months ended September 30, 2007,  an increase in the net loss of $705,793, or approximately 229%.

Nine Months Ended September 30, 2008 and September 30, 2007

We did not produce any revenue during the nine months ended September 30, 2008 and September 30, 2007, respectively.  Our selling, general and administrative expenses increased approximately 1113% to $5,044,618 in the nine months ended September 30, 2008, from $415,997 in the same period in 2007.  For the nine months ended September 30, 2008, selling, general, and administrative expenses consisted primarily of non-cash compensation of $3,040,355; legal and accounting fees of $1,014,427; license fees of $388,416; consulting fees of $225,564; payroll and employee benefits of $163,192; financing fees of $80,000; insurance of $37,521; and office expense of $16,412.

For the nine months ended September 30, 2008 compared to the same period in 2007, interest expense increased by $6,520,087 or approximately 1394%, from $467,570 during the nine months of the prior year to $6,520,087 during the nine months ended September 30, 2008.  The primary reason for the increase was the amortization or write-off of the discount on convertible notes during the current year.

During the nine months ended September 30, 2008, we realized a gain from the restructuring of debt in the amount of $5,690,287 compared to a loss on the restructuring of debt of $113,394 in the corresponding prior period. During the nine months ended September 30, 2008 we also had a gain from the cancellation of shares of common stock previously issued pursuant to a license agreement in the amount of $842,514; there was no corresponding gain in the prior year.

For the reasons above, we realized a net loss of $5,499,474 during the nine months ended September 30, 2008, an increase of $4,502,513 or approximately 452% compared to a loss of $996,961 during the nine months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, we had a cash balance of $288,465.  In the absence of substantial and immediate new funding, we will not have sufficient cash to fund our obligations beyond the current calendar year.  We have financed our operations primarily through cash on hand and through loans from shareholders and investors in our bridge financings and private placement offerings.

Net cash flow used in operating activities was $(1,600,075) for the nine months ended September 30, 2008, compared to net cash flow used in operating activities of $(351,736) for the same period in 2007, principally because of redemption of shares previously issued for license agreement in the amount of $842,513 in 2008.  The increase was primarily attributable to an increase in net loss, particularly due to an increase in sales, general, and administrative expenses.

Net cash provided by financing activities was $1,888,331 for the nine months ended September 30, 2008, compared to $356,936 for the same period in 2007.   We have financed our operations primarily from cash on hand and from loans from shareholders and investors in our bridge financings and private placement offerings.

On August 7, 2008, we closed on an offering to accredited investors of 707,200 Units (each Unit selling for $2.50 and consisting of one share of Omnimmune common stock and a warrant to purchase one share of common stock at an exercise price of $5.00 per share) and raised aggregate gross proceeds of $1,768,000 (the “First Offering”).  We paid the placement agent a placement fee in the amount of $176,800 with respect to the funds raised in the First Offering (10% of the gross proceeds), plus a non-accountable expense allowance equal to 3% of the gross proceeds of such offering (equaling $53,040), and its reasonable out-of-pocket expenses up to $30,000, which resulted in an aggregate payment of $259,729.30 to the placement agent at the closing.  Upon completion of the First Offering, our cash balance was approximately $716,500 after payments to the placement agent, professional fees and repayment of certain loans and a portion of the certain outstanding promissory notes for which we received payment demands upon the closing of the offering.

The Company is in the process of conducting a further private placement offering (the “Second Offering”) on terms substantially similar to the First Offering.  The maximum number of Units to be sold in the Second Offering will be 3,200,000 Units, less the 707,200 Units sold as part of the First Offering, for a maximum aggregate investment amount of $8 million, less the $1,768,000 received as part of the First Offering.  Thus, if we completed the sale of the entire 2,492,800 Units, we would receive additional gross proceeds of $6,232,000 (subject to possible over-allotment).

Management is seeking to raise additional money through debt and equity financing to enable us to satisfy our cash requirements in the coming months and beyond and to fund ongoing research and development activities.  We are not self-supporting through internally generated capital, and rely exclusively on our continued ability to raise additional funds through private or public debt or equity financings to meet our ongoing cash needs.

We will require substantial additional funding in order to meet our obligations to our licensors, continue our research and product development programs, including preclinical testing and clinical trials of our product candidates, and meet ongoing operating expenses. We expect to continue to incur substantial losses through at least the next several years and may incur losses in subsequent periods.  The amount and timing of our future losses are highly uncertain.  Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, successfully developing, commercializing and obtaining regulatory approval or clearances for our technologies and products resulting from these technologies, which will require substantial additional funding, the availability of which is uncertain.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

For a summary of our significant accounting policies, please see Note 1 to the consolidated unaudited financial statements included in Part I, Item 1 in this report.

Recent Accounting Pronouncements

For a summary of recently issued accounting standards, please see Note 1 to the consolidated unaudited financial statements included in Part I, Item 1 in this report.

Cautionary Notice Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements reflect the current view about future events and financial performance based on certain assumptions.  They include opinions, forecasts, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact.  In some cases, forward-looking statements can be identified by words such as “may,” “can,” “will,” “should,” “could,” “expects,” “hopes,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “projects,” “potential,” “intends,” “approximates” or the negative or other variation of such terms and other comparable expressions.  Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of revenues, income, expenditures, cash balances and other financial items;

•	capital requirements and the need for additional financing;

•	our ability to develop commercially viable products;

•	our intellectual property rights and similar rights of others, including actual or potential competitors;

•	the outcome of regulatory submissions and approvals and clinical trials;

•	the performance of our future products and their potential to generate revenues;

•	our beliefs and opinions about the safety and efficacy of any of our future products and the results of our studies;

•	development of new products;

•	growth, expansion and acquisition strategies;

•	current and future economic and political conditions;

•	overall industry and market performance;

•	competition;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this report are only predictions.  Actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described under “Risk Factors” and elsewhere in this report.  No guarantee about future results, performance or achievements can be made.  These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act are unavailable to issuers of “penny stock.”  Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) for the quarterly period ended September 30, 2008. Based on this evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, in a manner that allows timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company may be subject to lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, none of which, in management’s opinion, would be expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Various risks and uncertainties could affect the Company’s business. Any of the risks described below or elsewhere in this Quarterly Report on Form 10-Q or the Company’s other SEC filings could have a material impact on the Company’s business, financial condition or results of operations.

Omnimmune’s auditors have substantial doubts as to our ability to continue as a going concern.

The auditor’s report on each of our financial statements for the years ended December 31, 2005, 2006 and 2007 expresses an opinion that substantial doubt exists as to whether Omnimmune can continue to meet its ongoing obligations and remain in business.  Because Omnimmune has been issued an opinion by its auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development and commercialization of our products.  We may seek additional funds through private placements of equity or the incurrence of additional debt.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We require additional financing, and an inability to raise the necessary capital or to do so on acceptable terms would threaten our ability to stay in business.

As of September 30, 2008, we had cash and cash equivalents of approximately $288,465.   Absent immediate additional infusions of capital, the Company does not have sufficient liquidity to meet its obligations beyond this calendar year.  The limited amount of cash on hand jeopardizes the Company’s ability to fund operations and satisfy its ongoing obligations in a timely manner, including to the licensors of its core technologies.

In order to meet our short-term working capital needs, we are continuing to conduct a private placement of Units pursuant to the terms of the Second Offering.  Even if we sell all of the Units (including the over-allotment) in the Second Offering, which management does not believe is likely to occur, we will likely need to obtain additional financing after 12 months and possibly before, to fund our development activities and meet ongoing obligations.  When we need additional funds, we may seek to raise additional funds through public or private equity or debt financing, licensing and other agreements, a line of credit, asset sales or other arrangements.  However, we cannot be sure that any additional funding, when needed, will be available on terms favorable to us or at all.  Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants and significant interest costs.  We may also choose to obtain funding through licensing and other contractual arrangements.  Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories.

If we are unable to obtain additional capital, we may then attempt to preserve our available resources by various methods including deferring the satisfaction of commitments, reducing expenditures on our research and development programs or otherwise scaling back our operations. If we are unable to raise additional capital or defer costs, that inability would have a material adverse effect on our financial position, result of operations, prospects and our business could fail.

We are or soon will be past due under certain of our material license agreements with respect to our payment obligations.  There is no assurance that we will receive extensions of these obligations or that we will not default under these agreements in the future; any such defaults could materially and adversely affect our business.

 Each of our existing license agreements with third party collaborators require us to make periodic payments to the licensors for the licensed rights, including, by way of example, upfront and annual license maintenance fees, royalties based on product sales utilizing the licensed technology, sublicensing royalties, milestone payments based on certain achievements as we conduct trials on the licensed products and progress them through the FDA approval process, and the reimbursement or payment of costs associated with prosecuting the patents subject to these license agreements.

 Additionally, our license agreements provide for various performance and achievement milestones to ensure that we devote adequate personnel and financial resources to the commercialization of the licensed patents and processes.  If we do not achieve the milestones in our agreements with The Allegheny-Singer Research Institute and Columbia University, the respective licensor can, with prior notice and an opportunity to cure, elect to terminate the subject license agreement or convert the exclusive worldwide license to a non-exclusive license.  With respect to our license agreement with The Institute Gustave Roussy, we have until November 1, 2010 to achieve net sales or sublicense revenue from products developed with the licensed patents, after which time the licensed rights will become non-exclusive; however, we can request two one-year extensions of the exclusive license with the payment of an additional license fee to the licensor.  Our agreement with The Ohio State University provides that the parties can mutually agree to extend the performance milestones so long as the delay is not a result of lack of capital for development on our part.

 From time to time during the term of certain of our material license agreements with third party collaborators we have been unable to timely make all of our license fee obligations and certain performance milestones such as research and development spending, receipt of certain levels of capital investment, conducting clinical trials and studies or obtaining FDA approval on licensed products.  Although we have received extensions and or waivers of these payment obligations from these third party collaborators and amended or modified each of our license agreements to extend our performance obligations and payment terms in order to alleviate prior defaults, we may not be able to obtain waivers of future defaults, were any such defaults to occur, under these agreements and, as a result, our third party collaborators may be able to terminate our license rights or convert our exclusive licenses to a non-exclusive licenses.

As a result of extensions recently granted to us by certain of our licensors with respect to the payment of certain license fees, we are current in our obligations to our licensors.  However, there is no assurance that we will be able to remain current on a go-forward basis, or that the respective licensors will cooperate in any requests for waivers or extensions.  All of the license agreements require the licensors to give written notice of any payment default, which would then commence a period of between 30 days and 90 days, depending on the particular license agreement, during which time the Company could cure the default.  If we default in the payment of any of our obligations to our licensors,  there is no assurance that we will be in a position to cure any such defaults during the particular cure period.  In that event, the continued existence and/or exclusivity of the affected license could be at risk.

We are an early stage company without commercial diagnostic and therapeutic products, and we cannot assure you that we will develop sufficient revenues in the future to sustain our business.

We are subject to the uncertainties and complexities present in virtually any early stage biotechnology company. All of our product candidates are in early stages of development.  We will need to make significant additional investments in research and development, preclinical testing, clinical trials, and regulatory, and sales and marketing activities, to commercialize any future product candidates.  Our product candidates, if successfully developed and approved for marketing, may not generate sufficient or sustainable revenues to enable us to be profitable.

We anticipate losses for the immediate future and may not achieve profitability.

We anticipate incurring losses in the immediate future as a result of our research and development costs and manufacturing start-up costs, including costs associated with conducting preclinical development and clinical trials, which will continue to be substantial and there can be no assurance that we will ever be able to achieve or sustain profitability or positive cash flow.  We intend to invest significantly in our product candidates prior to entering into licensing agreements.  This will increase our need for capital and will result in losses for at least the next several years.  We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing, manufacturing and other contractual arrangements, the progress or lack of progress of product development candidates in our collaboration with third parties, the initiation, success or failure of clinical trials and whether any of our product candidates, achieve commercial success.

If we do not successfully develop products, or if we cannot achieve commercial success, our business will be materially harmed.

Our development of product candidates, either alone or in conjunction with collaborators, is subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

•	delays or failures in funding, product development, clinical testing or manufacturing;

•	unplanned expenditures in product development, clinical testing or manufacturing;

•	failure in clinical trials or failure to receive regulatory approvals;

•	emergence of superior or equivalent product development technologies or products;

•	disruption in the available supply of animal colonies;

•	inability to manufacture on our own, or through others, product candidates on a clinical or commercial scale;

•	inability to market products due to third party proprietary rights;

•	election by our customers not to pursue product development;

•	failure by our collaborators to develop products successfully; and

•	failure to achieve market acceptance.

Because of these risks, our research and development efforts and those of our collaborators may not result in any commercially viable products.  Our failure to successfully complete a significant portion of these development efforts, to obtain required regulatory approvals or to achieve commercial success with any approved products would materially harm our business, financial condition and results of operations.

Before we commercialize and sell any of our product candidates, we must conduct clinical trials, which are expensive and have uncertain outcomes.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans.  We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to preclinical testing.

Completion of clinical trials may take several years or more.  The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate.  We recently completed a Phase I clinical trial of the multivalent HER-2 vaccine technology, which trial had as its primary objective to test for toxicity.  Planning is now underway for the initiation of a Phase II trial of the multivalent HER-2 vaccine technology.  However, many factors may delay our commencement and rate of completion of clinical trials, including:

•	the number of patients that ultimately participate in the trial, which may be affected by the availability of competing therapeutic alternatives;

•	the length of time required to enroll suitable subjects;

•	the duration of patient follow-up that seems appropriate in view of the results;

•	the number of clinical sites included in the trials;

•	changes in regulatory requirements for clinical trials or any governmental or regulatory delays or clinical holds requiring suspension or termination of the trials;

•	delays, suspensions or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site;

•	regulatory policies regarding expedited approval procedures;

•	inability to raise adequate funding;

•	unforeseen safety issues; and

•	inability to manufacture on our own, or through others, adequate supplies of the product candidate being tested.

We have limited experience in conducting and managing clinical trials. We will rely on third parties, including our collaborators, to assist us in managing and monitoring clinical trials.  Our reliance on these third parties may result in delays in completing, or in failure to complete, these trials if the third parties fail to perform under our agreements with them.

 Our ability to file IND’s, and to build diversity and scale in our product portfolio, depends to a significant extent on our ability to identify potential product candidates through our preclinical research and to conduct preclinical research efficiently.  Our preclinical or clinical development efforts may not be successfully completed, we may not file further IND’s and clinical trials may not commence as planned.

 Our product candidates may fail to demonstrate safety or efficacy in clinical trials.  Failures of clinical trials of any product candidate could delay the development of other product candidates or hinder our ability to obtain additional financing.  In addition, failures in our clinical trials can lead to additional research and development expenses.  Any delays in, or termination of, our clinical trials could impede our ability to commercialize our product candidates and materially harm our business, financial condition and results of operations.

We rely almost entirely on third party collaborators for licenses of technology on which we rely for the development of our products and to assist us or share in the costs of product development.

The antibody therapeutic products and the related technologies we are pursuing for commercialization were developed and licensed to us by third party collaborators, including The Ohio State University, Columbia University of New York, The Allegheny-Singer Research Institute and The Institute Gustave Roussy, Paris, France.  We have entered into four license agreements that grant to us certain exclusive worldwide rights to utilize these institutions’ patented processes and products to develop our own product portfolio.  Subject to specific termination provisions, each of these agreements generally extend until the expiration of the patents licensed to Omnimmune or some period after the commercialization of products using the subject patents, whichever is later.

Our strategy for the development and commercialization of antibody therapeutic products depends, in part, upon the formation of collaboration agreements with third parties.  Potential third parties include pharmaceutical and biotechnology companies, technology companies, academic institutions and other entities.  We will rely on these agreements to successfully develop and commercialize product candidates, including for us to:

•	access proprietary target antigens for which we can generate fully human antibody products;

•	fund research, preclinical development, clinical trials and manufacturing;

•	seek and obtain regulatory approvals; and

•	successfully commercialize existing and future product candidates.

 Our dependence on licensing, collaboration, manufacturing and other agreements with third parties subjects us to a number of risks.  These agreements may not be on terms that prove favorable to us, and we may afford our collaborators significant discretion in electing whether to pursue any of the planned activities.  Licensing and other contractual arrangements may require us to relinquish our rights to certain of our technologies, products or marketing territories.  To the extent we agree to work exclusively with one collaborator in a given therapeutic area, our opportunities to collaborate with other entities could be curtailed.

We cannot control the amount or timing of resources our collaborators may devote to collaboration, and collaborators may not perform their obligations as expected.  Additionally, business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under the arrangement.  Even if we fulfill our obligations under an agreement, our collaborators may terminate the agreement at any time following proper written notice.  The termination or breach of agreements by our collaborators, or the failure of our collaborators to complete their obligations in a timely manner, could materially harm our business, financial condition and results of operations.  If we are not able to establish further collaboration agreements or any or all of our agreements are terminated, we may be required to seek new collaborators or to undertake product development and commercialization at our own expense.  Such an undertaking may:

•	limit the number of product candidates that we will be able to develop and reduce the likelihood of successful product introduction;

•	significantly increase our capital requirements; and

•	place additional strain on our management’s time.

Potential collaborators may pursue alternative technologies, including those of our competitors, or enter into other transactions that could make collaboration with us less attractive to them.  For example, if an existing collaborator purchases a company that is one of our competitors, that company could be less willing to continue its collaboration with us.  Moreover, disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future collaborator.  Lengthy negotiations with potential new collaborators or disagreements between us and our collaborators may lead to delays in or termination of the research, development or commercialization of product candidates or result in time-consuming and expensive litigation or arbitration.  The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or commercialize successfully any product candidate to which they have obtained rights from us could materially harm our business, financial condition and results of operations.

We may face challenges from third parties regarding the validity of our patents and proprietary rights, or from third parties asserting that we are infringing their patents or proprietary rights, which could result in litigation that would be costly to defend and could deprive us of valuable rights.

Parties have conducted research for many years in the antibody immunotherapy and cancer vaccine fields.  This research has resulted in a substantial number of issued patents and an even larger number of pending patent applications.  The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made.  Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.  Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties.  Such infringement or violation may prevent us and our collaborators from pursuing product development or commercialization.  Such a result could materially harm our business, financial condition and results of operations.

Extensive litigation regarding patents and other intellectual property rights has been common in the biotechnology and pharmaceutical industries.  The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings, and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions.  As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain.  Litigation may be necessary to:

•	enforce patents that we own or license;

•	protect trade secrets or know-how that we own or license; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

Our involvement in any litigation, interference or other administrative proceedings could cause us to incur substantial expense and could significantly divert the efforts of our technical and management personnel.  An adverse determination may subject us to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties.  An adverse determination in a judicial or administrative proceeding, or a failure to obtain necessary licenses, may restrict or prevent us from manufacturing and selling our products, if any.

If we do not comply with registration rights granted to certain holders of our restricted securities, we may be required to pay liquidated damages to such holders.

Under the terms of the First Offering, we are required to file a registration statement with the SEC covering all shares of common stock issued in connection with the First Offering, including shares of common stock into which any warrants are exercisable, no later than 90 days after the Termination Date of the First Offering (i.e., 90 days after October 31, 2008).  We are also required to have such “resale” registration statement declared effective by the SEC no later than 180 days after the Termination Date of the First Offering, and to maintain its effectiveness until such time as all securities registered under the registration statement have been sold or are otherwise able to be sold under Rule 144 of the Securities Act without regard to volume limitations, whichever is earlier.  We cannot be certain that we will be able to timely file and/or obtain or maintain the effectiveness of such registration statement, and absent the infusion of substantial additional working capital, it is doubtful that these deadlines will be met.  If the “resale” registration statement is not timely filed or timely declared effective by the SEC, we will be required to pay each holder liquidated damages in an amount equal to 1.0% of the aggregate purchase price paid by each investor for each one month period until the registration statement is either filed or declared effective.  The liquidated damages will be payable monthly in either cash or additional shares of common stock, as determined by the Company.

Our stock price is volatile.

The market price of our common stock is highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	announcements of technological innovations and discoveries by us or its competitors;

•	developments concerning any research and development, clinical trials, manufacturing, and marketing collaborations;

•	new products or services that us or its competitors offer;

•	the initiation, conduct and/or outcome of intellectual property and/or litigation matters;

•	changes in financial estimates by securities analysts;

•	changes in the economic performance and/or market valuations of other biotechnology companies;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	shares of our common stock are in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for common stock;

•	sales of common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	announcement of or loss of any strategic relationship;

•	regulatory developments in the United States and other countries;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

The stock market in general has recently experienced relatively large price and volume fluctuations.  In particular, market prices of securities of biotechnology companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies.  Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.  Prospective investors should also be aware that price volatility may be worse if the trading volume of our common stock is low.  These market fluctuations may also materially and adversely affect the market price of common stock.

 Should our common stock remain listed on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.  Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Substantial future issuances and sales of our common stock, the exercise and sale of our common stock underlying our warrants or options, or the conversion and sale of our common stock underlying our convertible promissory notes could depress our stock price.

 The market price for our common stock could decline, perhaps significantly, as a result of issuances of a large number of shares of our common stock in the public market or even the perception that such issuances could occur.  Under certain registration rights agreements and a tag-along rights agreement outstanding, certain holders of outstanding shares of our common stock and other securities have demand and other registration rights with respect to the common stock held or upon conversion of the underlying security.  Sales of a substantial number of these shares of common stock, or the perception that holders of a large number of shares intend to sell their shares, could depress the market price of our common stock.  The existence of such registration rights could also make it more difficult for us to raise funds through future offerings of our equity securities.

 At the closing of the First Offering, we issued warrants to investors to acquire 707,200 shares of common stock and warrants to the placement agent to acquire 141,440 shares of common stock, which is an aggregate of 848,640 shares of common stock underlying such warrants that, if exercised and sold, could cause the market price for our common stock to decline, perhaps significantly.  Furthermore, if we close on the 2,492,800 Units being offered as part of the Second Offering (excluding any over-allotment subscriptions), in which we would issue warrants to investors to acquire 2,492,800 shares of common stock and warrants to the placement agent to acquire 498,560 shares of common stock, which is an aggregate of 2,991,360 additional shares of common stock underlying such warrants.  We also have warrants outstanding to investors to acquire an additional 307,460 shares of common stock, which include warrants underlying certain convertible promissory notes.  If all, or a substantial part of these warrants, were exercised and the underlying common stock sold, then it could also cause the market price for our common stock to decline, perhaps significantly.

We have granted options to purchase common stock in the aggregate amount of 2,250,000 shares.  All of these stock options are currently eligible to be exercised, although such options are currently subject to a lock-up period of nine months from August 7, 2008.  After the lock-up period expires, if all or a substantial part of these stock options were exercised and the underlying common stock sold, then it could also cause the market price for our common stock to decline, perhaps significantly.

We have convertible promissory notes outstanding which have the right to convert into an aggregate amount of 859,360 shares of common stock based on certain Company financing acceleration triggers.  If all or a substantial part of these convertible promissory notes were triggered and then were exercised and the underlying common stock sold, then it could also cause the market price for our common stock to decline, perhaps significantly.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For more information about unregistered sales of our securities, see Item 1, Note 8 of this report for a discussion of our sales of convertible promissory notes and Units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIMMUNE HOLDINGS, INC.

Dated: November 14, 2008	/s/ HARRIS A. LICHTENSTEIN
Harris A. Lichtenstein
Chief Executive Officer