Form 10-K
period 2008-12-31
Omnimmune Holdings, Inc.
filed 2009-04-15
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ❒ Yes          ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ❒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes       ❒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ❒  Yes       ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant (which includes all holders other than executive officers, directors and holders of 10% or more of the outstanding common stock of the registrant) as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,100,000 based on the closing price of the stock as reported by the OTC Bulletin Board on June 30, 2008.

8,814,921 shares of our common stock were issued and outstanding as of April 6, 2009.

Documents incorporated by reference: None.

 PART I

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2008 contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Annual Report. Forward-looking statements are often identified by words like: “believe,” “expect,” estimate,” “anticipate,” “intend,” “project” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed in Item 1A under the caption “Risk Factors,” as well as those discussed elsewhere in this Annual Report, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You should carefully review these risks  and additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on From 10-Q.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.  The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

ITEM 1.  BUSINESS

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

 Omnimmune’s objective is to be a leader in the implementation (reduction to practice) of previously discovered and characterized vaccines and monoclonal antibodies, and in the discovery, development and commercialization of new monoclonal antibodies for diagnostic, prognostic and therapeutic (passive immunization) purposes, as well as gene-based products targeting hCGb.

Omnimmune’s unique HER-2 vaccine, hCGß and related technologies, which are protected through an expanding intellectual property portfolio, have been developed at institutions including The Ohio State University, Columbia University of New York, The Allegheny-Singer Research Institute of the Allegheny General Hospital, Pittsburgh, Pennsylvania and The Institute Gustave Roussy, Paris, France.

Formation

The predecessor of the Company was originally incorporated on February 22, 2007, in the state of Nevada as Roughneck Supplies, Inc. (“Roughneck”).  On August 6, 2008, Roughneck merged with and into Omnimmune Holdings, Inc. which resulted in (i) Roughneck changing its domicile from Nevada to Delaware, (ii) Roughneck changing its name from “Roughneck Supplies, Inc.” to “Omnimmune Holdings, Inc.”, (iii) Roughneck changing its fiscal year end from May 31 to December 31 and (iv) Roughneck’s shareholders becoming the stockholders of the Company.

On August 7, 2008, Omnimmune Corp., a privately-held Texas corporation, merged with and into Omnimmune Acquisition Corp., a Delaware corporation, and a wholly-owned subsidiary of the Company formed for the purpose of the merger.  As a result, (i) Omnimmune Corp. became a wholly-owned subsidiary of the Company, (ii) the shareholders of Omnimmune Corp. became the majority stockholders of the Company and the shareholders prior to the merger were reduced to a minority ownership, (iii) the historical management of the Company resigned, and the management of Omnimmune Corp. became the management of the Company, (iv) the business of Omnimmune Corp. became the business of Omnimmune and the former business of Roughneck was eliminated, and (v) the historical financial statements of Omnimmune Corp. became the historical financial statements of the Company.  Therefore, as a consequence of two mergers, one on August 6, 2008, and one on August 7, 2008, Omnimmune (formerly Roughneck) went from being a public corporation domiciled in Nevada formerly in the business of marketing and retailing oil and gas drilling supply products with little or no continuing operations and a fiscal year end of May 31, to being a public company domiciled in Delaware in the biotechnology business with a fiscal year end of December 31.  These transactions are described in detail in the Company’s Form 8-K filed with the SEC on August 12, 2008, as amended on August 21, 2008, August 27, 2008 and September 5, 2008, respectively.

Technology and Intellectual Property

Proprietary protection for our products, processes and know-how is important to our business.  We rely on exclusive license agreements, patents, trade secrets and proprietary know-how to protect our intellectual property rights.  We plan to aggressively prosecute and defend our patents and proprietary technology.

Our intellectual property portfolio includes the worldwide exclusively licensed rights to eight issued patents, ten pending patent applications, two applications in preparation and other proprietary technology.  Some of the issued and pending patent applications contain broad claims for the detection and treatment of cancer using genetic probes and anti-hCGβ monoclonal antibodies.   Pursuant to four license agreements with leading national and international institutions, Omnimmune Corp. has exclusively licensed worldwide rights to twenty-nine anti-hCG monoclonal antibodies, as candidates for both cancer therapy and a new system for cancer diagnostics.

Each of these license agreements require certain periodic payments by us to the licensors for the licensed rights, including, by way of example, upfront and annual license maintenance fees, royalties based on product sales utilizing the licensed technology, sublicensing royalties, milestone payments based on certain achievements as we conduct trials on the licensed products and progress them through the FDA approval process, and the reimbursement or payment of costs associated with prosecuting the patents subject to these license agreements.  Given our significant cash flow limitations, we have had difficulties making required milestone and other payments under certain of our license agreements.  In all but one instance, the licensors have accommodated our requests to extend our payment schedule so that, with those extensions, we are current with all of our licensors except The Ohio State University(“OSU”).  However, The Ohio State University  has not yet declared a default under its license agreement with us, after which we would have a contractual period in which to make such payment and cure the default before the license agreement could be terminated.

Government Regulation

Our product candidates under development are subject to extensive and rigorous domestic government regulation and will be subject to further regulation if approved for commercial sale. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products.  If we market our products abroad, they will also be subject to extensive regulation by foreign governments.  Non-compliance with applicable requirements can result in fines, warning letters, recall or seizure of products, clinical study holds, total or partial suspension of production, refusal of the government to grant approvals, withdrawal of approval, and civil and criminal penalties.

Employees

We currently have one full-time and one part-time employee.  We also engage the services of consultants from time to time.  None of our employees are members of any labor union and we are not a party to any collective bargaining agreement.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below and all other information contained in this report before deciding to invest in shares of  our common stock.  While all risks and uncertainties that we believe to be material to our business and, therefore, the value of our common stock are described below, it is possible that other risks and uncertainties that affect our business will arise or become material in the future.  If we are unable to effectively address these risks and uncertainties, our business, financial condition or results of operations could be materially and adversely affected.  In this event, the value of the common stock could decline and you could lose all or a portion of your investment.

Our auditors have substantial doubts as to our ability to continue as a going concern.

The auditor’s report on each of our financial statements for the years ended December 31, 2007 and 2008 expresses an opinion that substantial doubt exists as to whether Omnimmune can continue to meet its ongoing obligations and remain in business.  Because Omnimmune has been issued an opinion by its auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development and commercialization of our products.  We may seek additional funds through private placements of equity or the incurrence of additional debt.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We require additional financing, and an inability to raise the necessary capital or to do so on acceptable terms would threaten our ability to stay in business.

As of December 31, 2008, we had cash and cash equivalents of approximately $52,615, and that balance is less than $10,000 as of the date of this report.  The Company has been unable to meet certain of its ongoing obligations, including payments due to consultants, noteholders, licensors and other creditors   Absent immediate additional infusions of capital, the Company does not have sufficient liquidity to meet its ongoing obligations on a timely basis, and must resort to consensual extensions and hope that creditors will refrain from pursuing default remedies with respect to delinquent obligations of the Company.  The limited amount of cash on hand jeopardizes the Company’s ability to fund operations and satisfy its ongoing obligations in a timely manner, including to the licensors of its core technologies.

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

If we are unable to obtain additional capital, we may then attempt to preserve our available resources by various methods including deferring the satisfaction of commitments, reducing expenditures on our research and development programs or otherwise scaling back our operations. If we are unable to raise additional capital or defer costs, that inability would have a material adverse effect on our financial position, results of operations and prospects and our business could fail.

We are or soon may be past due under certain of our material license agreements with respect to our payment obligations.  There is no assurance that we will receive extensions of these obligations or that we will not default under these agreements in the future; any such defaults could materially and adversely affect our business.

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

Given our significant cash flow limitations and our inability to raise additional capital, we have had difficulties making required milestone and other payments under certain of our license agreements.  In all but one instance, the licensors have accommodated our requests to extend our payment schedule so that, with those extensions, we are current with all of our licensors except OSU.  On March 1, 2009, we were obligated to pay OSU a license fee of $40,000, which we failed to do.  However, OSU has not yet declared a default under the license agreement, after which we would have a contractual period in which to make such payment and cure the default before the license agreement could be terminated.  There is no certainty that OSU will continue to refrain from calling a default under its license agreement or that we will have sufficient available funds with which to make such payment within the cure period if a default were called.  If a default is called and we do not timely cure, the license agreement with OSU could be terminated.

As a result of extensions recently granted to us by certain of our licensors with respect to the payment of certain license fees, and with the exception of OSU, which, as described above, did not receive its scheduled license fee of $40,000 on March 1, 2009, we are current in our obligations to our licensors.  However, there is no assurance that we will be able to remain current on the payment of our license fees on a go-forward basis, or that the respective licensors will cooperate in any requests for waivers or extensions. All of the license agreements require the licensors to give written notice of any payment default, which would then commence a period of between 30 days and 90 days, depending on the particular license agreement, during which time the Company could cure the default. If we default in the payment of any of our obligations to our licensors, there is no assurance that we will be in a position to cure any such defaults during the particular cure period. In that event, the continued existence and/or exclusivity of the affected license could be at risk.

 Additionally, our license agreements provide for various performance and achievement milestones to ensure that we devote adequate personnel and financial resources to the commercialization of the licensed patents and processes.  If we do not achieve the milestones in our agreements with The Allegheny-Singer Research Institute and Columbia University, the respective licensor can, with prior notice and an opportunity to cure, elect to terminate the subject license agreement or convert the exclusive worldwide license to a non-exclusive license.  With respect to our license agreement with The Institute Gustave Roussy, we have until November 1, 2010 to achieve net sales or sublicense revenue from products developed with the licensed patents, after which time the licensed rights will become non-exclusive; however, we can request two one-year extensions of the exclusive license with the payment of an additional license fee to the licensor.  Our agreement with OSU provides that the parties can mutually agree to extend the performance milestones so long as the delay is not a result of lack of capital for development on our part.

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

Our technologies may not produce safe, efficacious or commercially viable products, which will be critical to our ability to generate revenues from our potential products.

Our technologies involve novel approaches to developing vaccines and antibodies as products for the treatment of cancer.  To date, we have not commercialized any vaccines and antibody therapeutic products based on our technologies. Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours.  Our vaccines and antibody therapeutic product candidates are still in various stages of development and many are in an early development stage.  We cannot be certain that the cell lines licensed from certain of our third party collaborators on which we depend to produce monoclonal antibodies remain or will remain viable or, in such a case, that acceptable alternative cell lines can be obtained, or that our technologies will generate antibodies against every antigen to which they are exposed in an efficient and timely manner, if at all.  Furthermore, our technologies may not result in product candidates that are safe and efficacious for patients.  Our failure to generate commercial products with our technology would materially harm our business, financial condition and results of operations.

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

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans.  We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, preclinical testing.

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

We are subject to extensive government regulation, which will require us to spend significant amounts of money, and we may not be able to obtain regulatory approvals, which are required for us to conduct clinical testing and commercialize our future products.

Our potential product candidates will be subject to extensive and rigorous domestic government regulation.  The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products.  If we market our products abroad, they will also be subject to extensive regulation by foreign governments. Neither the FDA nor any other regulatory agency has approved any of our product candidates for sale in the United States or any foreign market.  The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain.  The recent withdrawal of certain approved products from the market may lead to longer review periods by the FDA, particularly for product candidates being reviewed under an accelerated approval process, or may result in requests for more extensive trials or data.

Securing FDA approval requires the submission of extensive preclinical and clinical data, manufacturing data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy.  The generation of data supporting the approval process takes many years, requires the expenditure of substantial resources, and may involve post-marketing surveillance and requirements for post-marketing studies.  As we conduct clinical trials for a given product candidate, we may decide or the FDA may require us to make changes in our plans and protocols.  Such changes may relate to, for example, changes in the standard of care for a particular disease indication, comparability of efficacy and toxicity of materials where a change in materials is proposed, or competitive developments foreclosing the availability of expedited approval procedures.  We may be required to support proposed changes with additional preclinical or clinical testing, which could delay the expected time line for concluding clinical trials.  The approval of a product candidate may depend on the acceptability to the FDA of data from clinical trials conducted outside the United States.  Regulatory requirements are subject to frequent change. Delays in obtaining regulatory approvals may:

•	adversely affect the successful commercialization of any drugs that we or our collaborators develop;

•	impose costly procedures on us or our collaborators;

•	diminish any competitive advantages that we or our collaborators may attain; and

•	adversely affect our receipt of revenues or royalties.

Our product candidates may not be approved or may be approved with limitations or for indications that differ from those we initially target.  Even if marketing approval from the FDA is received, the FDA may impose post-marketing requirements, such as:

•
labeling and advertising requirements, restrictions or limitations, such as the inclusion of warnings, precautions, contra-indications or use limitations that could have a material impact on the future profitability of our product candidates;

•	testing and surveillance to monitor our future products and their continued compliance with regulatory requirements; and

•
inspection of products and manufacturing operations and, if any inspection reveals that the product or operation is not in compliance, prohibiting the sale of all products, suspending manufacturing or withdrawing market clearance.

The discovery of previously unknown problems with our future products may result in restrictions of the products, including withdrawal from manufacture.  Additionally, certain material changes affecting an approved product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval.  The FDA may revisit and change its prior determination with regard to the safety or efficacy of our proposed products and withdraw any required approvals after we obtain them.  Even prior to any formal regulatory action requiring labeling changes or affecting manufacturing, we could voluntarily decide to cease the distribution and sale or recall any of our future products if concerns about their safety and efficacy develop.

In their regulation of advertising, the FDA and the Federal Trade Commission (“FTC”) may issue correspondence alleging that particular advertising or promotional practices are false, misleading or deceptive.  The FDA or FTC may impose a wide array of sanctions on companies for such advertising practices.  Additionally, physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA.  While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of “off-label” use.  Companies cannot promote FDA-approved pharmaceutical or biologic products for off-label uses.  If our advertising or promotional activities fail to comply with the FDA’s or FTC’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA or FTC.

If we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we or our third party manufacturers may be subject to sanctions.

In many instances we expect to rely on our co-developers to file INDs and generally direct the regulatory approval process for products derived from our technologies.  These co-developers may not be able to or may choose not to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates.  If they fail to obtain required governmental approvals, we will experience delays in or be precluded from marketing or realizing the commercial benefits from the marketing of products derived from our technologies.  In addition, our failure to obtain the required approvals would preclude the commercial use of our products.  Any such delays and limitations may materially harm our business, financial condition and results of operations.

We may not be able to adequately protect our proprietary rights, which would have a negative impact on our operations.

Our ability to compete partly depends on the superiority, uniqueness and value of our technology, including both internally developed technology and technology licensed from third parties.  To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.  We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.  However, the patent position of biotechnology companies involves complex legal and factual questions, and, therefore, we cannot predict with certainty whether our patent applications will be approved or any resulting patents will be enforced.  In addition, third parties may challenge, seek to invalidate or circumvent any of our patents, once they are issued.  Thus, any patents that we own or license from third parties may not provide any protection against competitors and our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology.  Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued.  Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against the development and design by others of products or technologies similar to or competitive with, or superior to those we develop.  The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.  If we are unable to adequately protect our proprietary rights, then it would have a negative impact on our operations.

Apart from patents, we rely on trade secrets and proprietary know-how.  We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection for our technology or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information, and, in addition, the parties may breach such agreements.  Also, our trade secrets may otherwise become known to, or be independently developed by, our competitors.  Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed.

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

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of thirds parties. Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties.  Such infringement or violation may prevent us and our collaborators from pursuing product development or commercialization.  Such a result could materially harm our business, financial condition and results of operations.

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

Also, questions of inventorship or ownership related to a particular patent, if raised, could diminish the value of the technology, cause potential investors to refrain from investing or insist on less favorable terms, or otherwise dilute the value of the patent.  These risks are present through the mere assertion of questions related to ownership or inventorship regardless of whether such assertions ultimately prove to have merit.

Funding for early stage biotechnology companies has been severely curtailed and may continue to prove challenging for the foreseeable future.

In recent months, funding for early stage biotechnology companies such as ours has been drastically reduced from previous levels, and traditional sources of financing have all but disappeared.  There is a substantial risk that the current recession will worsen or continue for an extended period, which could exacerbate funding difficulties for Omnimmune and other similarly situated companies.  The current economic climate substantially increases the risk that Omnimmune will not be able to raise sufficient funding levels to execute on its business plan or remain current on its obligations to its licensors and other creditors.

Our stock price is volatile.

The market price of our common stock is highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

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

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share (post split), other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Substantial future issuances and sales of our common stock, the exercise and sale of our common stock underlying our warrants or options, or the conversion and sale of our common stock underlying our convertible promissory notes could depress our stock price.

The market price for our common stock could decline, perhaps significantly, as a result of issuances of a large number of shares of our common stock in the public market or even the perception that such issuances could occur.  We have issued options and warrants to purchase approximately 3,506,100 shares of our common stock.   In addition, we have convertible promissory notes outstanding which have the right to convert into an aggregate amount of 859,360 shares of common stock.  If all, or a substantial part of these options, warrants or notes, were exercised or converted and the underlying common stock sold, then it could also cause the market price for our common stock to decline, perhaps significantly.

Under certain registration rights agreements and a tag-along rights agreement outstanding, certain holders of outstanding shares of our common stock and other securities have registration rights with respect to the common stock held or upon conversion of the underlying security.  Sales of a substantial number of these shares of common stock, or the perception that holders of a large number of shares intend to sell their shares, could depress the market price of our common stock.  The existence of such registration rights could also make it more difficult for us to raise funds through future offerings of our equity securities.

We face product liability risks for which we do not currently maintain insurance and may not, in the future, be able to obtain adequate insurance, and if we are held liable for an uninsured claim or a claim in excess of our insurance limits, our business, financial condition and results of operations may be harmed.

The use of any of our product candidates in clinical trials and the sale of any approved products may expose us to liability claims resulting from such use or sale.  Consumers, healthcare providers, pharmaceutical companies or others selling such products might make claims of this kind.  We may experience financial losses in the future due to product liability claims.  We do not currently carry insurance coverage for product liability claims.  At the time we procure our own laboratory facilities or begin conducting clinical trials, we plan to obtain limited product liability and contractual liability insurance coverage for our activities.  We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.  If third parties bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations may be materially harmed.

Our operations involve hazardous materials, and we could be held responsible for any damages caused by such materials.

Our research activities involve the controlled use of hazardous materials.  In addition, although we will maintain insurance for harm to employees and to our facilities caused by hazardous materials, we do not insure against any other harm (including harm to the environment) caused by the use of hazardous materials on our premises.  We cannot eliminate the risk of accidental contamination or injury from these materials.  In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially harm our business, financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located in Houston, Texas occupying approximately 315 square feet of office space subleased from Deutser and Weil, a partnership of which one of our shareholders is a partner.  The lease term is month to month.  Our rental obligation is $8,400 per year.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Since August 6, 2008, our common stock has been quoted on the OTC Bulletin Board under the symbol “OMMH.OB”.  The following table sets forth the high and low bid prices for our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board, from August 6, 2008 through December 31, 2008.  Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2008
2008	High	Low
Fourth Quarter	$3.25	$0.10
Third Quarter (August 6 - September 30)	7.50	1.80

On April 7, 2009 the closing price of our common stock as reported by the OTC Bulletin Board was $0.50 per share (post split).

Holders of Our Common Stock

The outstanding voting securities of Omnimmune Holdings, Inc. consist of shares of common stock, par value $0.0001 per share.  As of April 6, 2009, we had approximately 173 holders of record of our common stock, with 8,814,921 shares of common stock issued and outstanding.

Unregistered Sale of Equity Securities

None.

Dividends and Distributions

We have not paid any cash dividends to date. We intend to retain our future earnings, if any, and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

As a development stage pharmaceutical company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.  We have incurred operating losses of $5,989,872 and $2,768,669 for the years ended December 31, 2008 and December 31, 2007, respectively, and as of December 31, 2008, we had an accumulated deficit of $19,337,999.

Because we produce no revenues, we rely entirely on debt and equity financing to fund ongoing operations, and expect to continue to do so for the foreseeable future.   Generating revenues and ultimately achieving profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts or from our patents and patents pending and those licensed from our strategic collaborators.  No assurances can be given as to our ability to identify sufficient sources of funding to sustain our operations, commercialize our products or achieve profitability.   These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. In order to alleviate our working capital deficiency and address our continued financing concerns, management intends to take affirmative steps towards identifying sources of capital that will be sufficient to fund our operations until such time as we are cash flow positive.

Revenues

As a development stage pharmaceutical company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.

Costs and Expenses

Our selling, general and administrative expenses increased approximately 525% to $5,475,869 in the year ended December 31, 2008, from $875,794 in the same period in 2007.  For the year ended December 31, 2008, selling, general, and administrative expenses increased primarily due to expenses related to the merger transaction with Roughneck and associated corporate financings and restructurings, including, non cash compensation of $3,054,333; legal and accounting fees of $1,009,720; license fees of $388,416; consulting fee of $374,199; payroll and employee benefits of $290,744; insurance of $50,783; financing fees of $80,000; and office expenses of $19,233.

Net Loss

For the reasons stated above, our net loss for the twelve months ending December 31, 2008 was $5,989,872, compared to a net loss for the twelve months ending December 31, 2007 of $2,768,669.  For the period since inception January 15, 1997 through December 31, 2008, our accumulated net loss is $19,337,999.

We have incurred a net loss and negative operating cash flows of  $1,910,581, and $ 441,719 respectively, for the year ended December 31, 2008 and December 31, 2007.  This loss, in addition to a lack of continuing operations, raises substantial doubt about our ability to continue as a going concern.  Also, as of March 27, 2009, we had less than $10,000 of cash on hand.   Accordingly, absent an immediate infusion of new capital, we will be unable to meet our ongoing obligations on a timely basis.  Since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund future operations, will be completely dependent on additional debt and equity financing arrangements to fund future operations.

Liquidity and Capital Resources

At December 31, 2008, we had a cash balance of $52,615 and less than $10,000 as of March 27, 2009.  In the absence of substantial and immediate new funding, we will not have sufficient cash to fund our ongoing payment obligations to our employees, consultants, licensors, or other creditors. We have financed ourselves primarily through cash on hand and through loans from shareholders and investors in our bridge financings and private placement offerings. Subsequent activities have reduced the Company’s cash to less than $10,000.

Net cash flow used in operating activities was $1,910,581 for the year ended December 31, 2008, compared to net cash flow used in operating activities of $441,719 for the same period in 2007, such increase was principally due to accelerated amortization of the beneficial conversion features on the Company’s convertible notes payable.  The increase was primarily attributable to an increase in net loss, particularly due to an increase in general and administrative expenses.

Net cash provided by financing activities was $1,962,987 for the year ended December 31, 2008, compared to $412,428 for the same period in 2007.   We have financed our operations primarily through loans from shareholders and investors in our bridge financings and private placement equity offerings.

On August 7, 2008, we closed on an offering to accredited investors of 707,200 Units (each Unit selling for $2.50 and consisting of one share (post split) of Omnimmune common stock and a warrant to purchase one share (post split) of common stock at an exercise price of $5.00 per share (post split)) and raised aggregate gross proceeds of $1,768,000 (the “First Offering”).  We paid the placement agent a placement fee in the amount of $176,800 with respect to the funds raised in the First Offering (10% of the gross proceeds), plus a non-accountable expense allowance equal to 3% of the gross proceeds of such offering (equaling $53,040), and its reasonable out-of-pocket expenses up to $30,000, which resulted in an aggregate payment of $259,729 to the placement agent at the closing.  Upon completion of the First Offering, our cash balance was approximately $716,500 after payments to the placement agent, professional fees and repayment of certain loans and a portion of the certain outstanding promissory notes for which we received payment demands upon the closing of the offering.

 Management is seeking to raise additional money through private debt and equity offerings to enable us to satisfy our cash requirements in the coming months and beyond and to fund ongoing research and development activities.  We are not self-supporting through internally generated capital, and rely exclusively on our continued ability to raise additional funds through private or public debt or equity financings to meet our ongoing cash needs.

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

There is no assurance that we will obtain financing sufficient to pay ongoing obligations or to fund our working capital and other cash requirements.  No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us.  If we are unable to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.  A material shortage of capital will require us to take drastic steps such as reducing our levels of operations, disposing of selected assets, curtailing our development efforts or seeking an acquisition partner.  If cash is insufficient, we may  not be able to continue operations.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments:

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

 A summary of option activity under the Plan as of December 31, 2008, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	-	$-
Issued	2,350,000	2.50
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2008	2,350,000	$2.50

Vested at December 31, 2008	2,294,164	$2.50
Non-vested at December 31, 2008	55,836	$2.50

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.55 as of December 31, 2008, and the exercise price multiplied by the number of options outstanding. As of December 31, 2008, total unrecognized stock-based compensation expense related to stock options was $69.344. The total fair value of options vested during the year December 31, 2008 and 2007 was $2,866,810 and $0, respectively.

Revenue Recognition.   Our policy is to recognize revenue over the period that we perform required activities under the terms of various agreements.  Revenue from transactions that do not require future performance obligations from us is recognized as contemplated in the agreements, typically upon acceptance and when collectability is reasonably assured.  Revenue resulting from the achievement of milestone events stipulated in the agreements will be recognized when the milestone is achieved.

Research and Development. Research and development expenditures, including direct and allocated overhead expenses, are charged to expense as incurred.

Royalties.  We are required to remit royalty payments based on product sales to certain parties under our license agreements.  From time to time we have been in default under certain of our material license agreements with respect to our payment obligations and achievement of performance milestones; however, such license agreements are currently in good standing.

Long-Lived Assets.  Equipment is stated at acquired cost less accumulated depreciation.  Laboratory and office equipment are depreciated on the straight-line basis over the estimated useful lives (three to seven years).

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows.

Patent Costs and Rights.  Patent costs and rights are expensed as incurred.

Income Taxes.  As of December 31, 2008, we had aggregate unused net operating loss carryforwards of approximately $14,200,000.  These carryforwards may be used to reduce future tax liabilities and expire at various dates through 2027.  Our use of current net operating loss carryforwards may be substantially limited as a result of the change in ownership related to the Merger and the Offering.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the Index to Financial Statements on page F-1. The supplementary data is included in Part IV, Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))..  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Dr. Harris Lichtenstein. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized for management and reported within the time periods specified in the rules and forms of the SEC.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in the evaluation that occurred during our fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information relating to the Company’s directors and officers as of April 6, 2009, including their name, age, and business experience.  Each director’s term lasts until the next subsequent annual meeting of stockholders and until he is succeeded by another qualified director who has been elected.  There are no family relationships between any of the directors or executive officers.

Name and Business Address	Age	Position
Harris A. Lichtenstein	67	President, Chief Executive Officer and Director
Mark S. Germain	61	Chairman of the Board of Directors
Alexander Krichevsky	58	Director
Charles Duff	29	Director
Matthew A. Gonda	59	Director
Howard Becker	50	Chief Operating Officer
Lana Kress	65	Secretary

Harris A. Lichtenstein, Ph.D. – Dr. Lichtenstein has been a Director, President and Chief Executive Officer of Omnimmune Corp. since 1994.  Dr. Lichtenstein has had over 30 years of experience in bioscience technology, including ownership of a consulting testing laboratory for 18 years prior to its sale to a Fortune 500 company prior to founding Omnimmune Corp.  Dr. Lichtenstein has served as an Adjunct Professor at the University of Texas, School of Public Health, and consulted for the University of Texas, Dental Science Institute, the University of Texas, M.D. Anderson Cancer Center, and Baylor College of Medicine.  Dr. Lichtenstein received a B.A. in English from Tulane University, and received B.S., M.S. and Ph.D. degrees in biology, Phi Kappa Phi, from the University of Houston.

Alexander Krichevsky, D.V.M – Dr. Krichevsky has been an officer and director of Omnimmune Corp. since January 15, 2001.  Prior to joining Omnimmune Corp., Dr. Krichevsky served as Director of Tissue Culture and Hybridoma Laboratories at Columbia University, Director of Monoclonal Antibody Development and Hybridoma Laboratories for Allegheny-Singer Research Institute, and Senior Vice President for R&D at InVitro Technologies, Inc.

Mark S. Germain – Mr Germain has served on the Board of Directors of Omnimmune since January 1, 2006.  For more than the past five years, Mr. Germain has been a Managing Director of The Olmsted Group, LLC, which is a consultant to biotechnology and other high technology companies.  Mr. Germain serves as a director of several privately-held biotechnology companies and of Reis, Inc. and Stem Cell Innovations, Inc., each of which is a publically traded company.  Mr. Germain is a graduate of NYU School of Law, cum laude, and Order of the Coif, and was previously a partner in a New York law firm.

Charles Duff – Mr. Duff has served as a Director of the Company since August 2008.    Mr. Duff is a principal of the firm Emissary Capital Group, LLC based in New York City, and currently serves as Managing Director and Head of Capital Markets of the firm.  Prior to joining Emissary Capital, Mr. Duff founded and served as CEO of Mint Capital Partners LLC, a merchant bank specializing in biotechnology and healthcare companies.  Mr. Duff has been associated with a number of boutique and mid-tier venture capital, private equity and investment banking firms, including serving as  Senior Managing Director of New Castle Financial Services LLC, and Senior Vice President of Advanced Equities, Inc.  Throughout his career, he has executed various types of financing transactions, and has acted as investment banker and advisor to numerous private and publicly traded companies.

Matthew A. Gonda, Ph.D. – Dr. Gonda has served as a Director of the Company since August 2008. Dr. Gonda currently serves as Chief Executive Officer of IMI International Medical Innovations.  Prior to joining IMI Medical International Innovations, Dr. Gonda served as President, Chief Executive Officer and Director of TransMolecular, Inc. from January 1999 to April 2005.  From 1997 to 1998, he was President and CEO of Genova, Inc. From 1996 to 1997, he was Vice President of Discovery at Genovo, Inc.  Dr. Gonda has more than 30 years of entrepreneurial, general management, and research and development experience in the biomedical/life science and biotechnology industries. Dr. Gonda has published over 140 scientific articles and is an inventor on more than 25 patents in the field.

Howard Becker – Mr. Becker has served as the Chief Operating Officer of the Company on a part-time consultancy basis since August 2008. In addition to his role with the Company, Mr. Becker is serving as chief executive officer and director of CepTor Corp., a development stage biotechnology company based in New York.   Before joining CepTor, Mr. Becker was engaged by Xechem International, a development stage pharmaceutical company headquartered in Edison, New Jersey, where he was vice president of operations until his departure in December 2006.   From 2000 to 2005, Mr. Becker served as an independent business consultant to a variety of public and private companies.  Mr. Becker is also licensed attorney who practiced law for eighteen years in New York City, concentrating his practice in the areas of business reorganizations and corporate restructuring.    Mr. Becker graduated magna cum laude from Tufts University in 1981 and received his law degree from the University of Michigan Law School of Law in 1984.

Lana Kress – Ms. Kress is retired and has worked for the past five years as consultant for private clients providing corporate and accounting services.  She was an owner, Vice-Present and CFO of K-Pal Tools Inc. for over 30 years.  Ms. Kress has also been employed as a technology transfer consultant during her career.

Compliance with Section 16(a) of the Exchange Act

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics applicable to our principal executive, financial and accounting officer, because we have one person, our sole full-time employee, serving all of the foregoing capacities.

Committees

The Board of Directors currently does not have an audit committee.  Due to the Company’s size and limited resources and employees, the Company’s board of directors has determined that the functions of such committees, including the compensation committee, will be undertaken by the entire board. Further, we have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.  Upon securing additional financing and the hiring of additional employees, the board of directors anticipates the creation of free standing committees. Executive compensation is determined by the entire board.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions.  It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers, and places in perspective the data presented in the compensation tables and narratives that follow.

Compensation Objectives and Philosophy

Our board of directors is responsible for establishing and approving the compensation of its executive officers and key employees.  With respect to compensation matters, the objective of the Board of Directors is to establish a compensation program that attracts and helps retain talented and experienced individuals for senior level positions throughout the organization, as well as to authorize appropriate compensation for our employees and key consultants.

Components of Compensation

The Company’s executive compensation program includes the following elements: base salary; discretionary and performance-based bonuses; long-term incentive plan awards; and retirement and health insurance benefits.

It is the Board’s objective to set the total annual compensation of each executive officer at levels that are competitive for comparable positions based on available industry data.  However, in determining the compensation of each executive officer, the Board also considers a number of other factors, including recent Company and individual performance, the CEO’s recommendations, cost of living and internal pay equity.  There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components.  Instead, the Board determines the mix of compensation for each executive officer based on its review of the competitive data and its subjective analysis of that individual’s performance and contribution to our overall performance.

Long-Term Incentive Program

The Company plans to adopt a stock incentive plan pursuant to which shares of common stock will be reserved for issuance to employees, directors, consultants, and other service providers. We believe that we can encourage superior long-term performance by our executive officers and employees through encouraging them to own, and assisting them with the acquisition of, our stock.  The Board of Directors believes that the use of stock and stock-based awards offers the best approach to achieving our compensative objective of fostering a culture of ownership, which it believes will, in turn, motivate our executive officers to create and enhance stockholder value.  In determining the number of stock options to be granted to executives, we will take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the individual’s historic and recent performance and the value of stock options in relation to other elements of the individual executive’s total compensation.

IRC Section 162(m) Compliance

We intend to structure our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A.  Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation, such as the Company, for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based.  If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income of 20% of the benefit includible in income.  We intend for our Board of Directors to generally manage our incentive programs to qualify for the performance based exemption.

Summary Compensation Table.

The following table sets forth the aggregate compensation paid by us for services for the years ended December 31, 2008 and 2007 to our named Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Name and Principal Position Held	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Comp ($)	Total ($)
Harris A Lichtenstein Ph. D	2008	$129,193	$-	$937,321	$-	$1,066,514
CEO (PEO)	2007	$56,398	$-	$-	$-	$56,398

Alexander Krichevsky	2008	$122,193	$-	$937,321	$-	$1,059,514
Senior Vice President	2007	$14,047	$-	$-	$-	$14,047

Howard Becker (1)	2008	$63,600	$3,000	$124,192	$4,400	$195,192
Chief Operating Officer	2007	$-	$-	$-	$-	$-

(1)
All compensation earned by Mr. Becker was paid through his consulting firm, Becker Advisors, Ltd., and includes consulting fees of $7,500 per month, an initial signing bonus of $3,000, and an allowance of $1,100 per month for office rent, all of which was paid pursuant to his Consulting Agreement dated August 12, 2008. The balance of his compensation was for consulting services rendered in 2008 prior to the effective date of his Consulting Agreement. Becker Advisors' monthly fee is based on 80 hours of Mr. Becker's service to the Company per month, after which Becker Advisors is paid an hourly rate of $93.75 for Mr. Becker's services.

Outstanding Equity Awards at Fiscal Year-End

The following table details all outstanding equity grants as of December 31, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Harris A. Lichenstein CEO (PEO)	750,000	-	$2.50	06/20/2018

Alex Krichevsky Senior Vice President	750,000	-	$2.50	06/20/2018

Howard Becker Chief Operating Officer	44,164	55,836	$2.50	08/12/2013

  Compensation of Directors

The table below reflects non-employee director compensation for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mark S. Germain	$-	$625,000	$120,000	$745,000
Charles Duff	$-	$-	$-	$-
Matthew A. Gonda	$-	$-	$-	$-
Frank McDaniel (1)	$-	$-	$-	$-

(1)  Includes compensation earned under Mr. Germain’s consulting agreement with Omnimmune Corp. and options to purchase 250,000 shares of common shares at $2.50 per share which vested immediately upon grant.
(2)   Frank McDaniel resigned from the Company’s Board of Directors on February 16, 2009.

 Employment Contracts, Termination of Employment and Change of Control Arrangements

Omnimmune Corp., the Company’s operating subsidiary, has employment agreements with certain key executives, providing for base salaries plus performance incentive bonuses.

Harris A. Lichtenstein, the Company’s President and Chief Executive Officer, is employed pursuant to a written employment agreement.  The employment agreement has an initial term of four years beginning May 1, 2008 and automatically renews each year thereafter for an additional one-year period unless either party provides written notice of termination at least 180 days in advance of the expiration date of the current term.  Dr. Lichtenstein will receive an annual base salary of not less than $245,000.  Dr. Lichtenstein is entitled to an initial bonus of $30,000 within 30 days of the date on which the Company raises $3.0 million in equity financing.  In addition, if, during the term of the employment agreement or within 24 months thereafter, Omnimmune Corp. enters into any transaction with a third party from which it earns revenues, as defined in the employment agreement, Dr. Lichtenstein shall be entitled to a bonus payment equal to 2% of such revenues, payable within 30 days of receipt of such revenues by Omnimmune Corp.  Dr. Lichtenstein is also eligible for additional bonus amounts to be determined by the board of directors based on performance milestones.  If within the initial four year term of the employment agreement, Dr. Lichtenstein resigns for good reason, as defined in the agreement, or is terminated without cause, Omnimmune Corp. will pay his base salary for the remainder of the initial four year term.  Dr. Lichtenstein’s employment agreement includes post-employment restrictive covenants not to disclose confidential information, solicit customers or recruit employees.

Alexander Krichevsky, Omnimmune Corp.’s executive vice president and director of research & development, is employed pursuant to a written employment agreement.  The employment agreement has an initial term of four years beginning May 1, 2008 and automatically renews thereafter for successive one year periods unless either party provides written notice of termination at least 180 days in advance of the expiration date of the current term.  Dr. Krichevsky will receive an annual base salary of not less than $245,000.  Dr. Krichevsky shall be entitled to an initial bonus of $51,000 payable as follows: $12,000 within 10 days of the initial closing of the Offering and $39,000 within 30 days of the date on which the Company raises $3.0 million in equity financing.  In addition, if, during the term of the employment agreement or within 24 months thereafter, Corp. enters into any transaction with a third party from which it earns revenues, as defined in the employment agreement, Dr. Krichevsky shall be entitled to a bonus payment equal to 2% of such revenues, payable within 30 days of receipt of such revenues by Omnimmune Corp.  Dr. Krichevsky is also eligible for additional bonus amounts to be determined by the board of directors.  If within the initial four year term of the employment agreement, Dr. Krichevsky resigns for good reason, as defined in the agreement, or is terminated without cause, Omnimmune Corp. will pay his base salary for the remainder of the initial four year term.  Dr. Krichevsky’s employment agreement includes post-employment restrictive covenants not to disclose confidential information, solicit customers or recruit employees.

Mark Germain, a member of our board of directors, has entered into a consulting agreement to provide certain business development services to Omnimmune Corp.  The consulting agreement has an initial term of ten years beginning March 1, 2008 and automatically renews thereafter for successive one year periods unless terminated in writing by either party on at least 30 days advance written notice.  For his services under the consulting agreement, Omnimmune Corp. shall pay Mr. Germain a fee of $10,000 per month.  In addition, if, during the term of the consulting agreement or within 24 months thereafter, Omnimmune Corp. enters into any transaction with a third party from which it earns revenues, as defined in the consulting agreement, Mr. Germain shall be entitled to a bonus payment equal to 2% of such revenues, payable within 30 days of receipt of such revenues by Omnimmune Corp.  Omnimmune Corp. may terminate Mr. Germain’s agreement for cause, as defined in the agreement, following 30 days notice and an opportunity for Mr. Germain to cure such cause.  Mr. Germain’s consulting agreement includes post-termination restrictive covenants not to disclose confidential information or recruit employees.

Howard Becker, Chief Operating Officer for the Company has been retained by us on a part-time basis pursuant to a consulting agreement with his firm, Becker Advisors, Ltd. The consulting agreement has an initial term of one year beginning August 12, 2008 and automatically renews thereafter for successive one year periods unless terminated in writing by either party on at least 30 days advance notice.  For the services being provided, the Company will pay Becker Advisors a fee of $7,500 per month during the term of the agreement.  Mr. Becker also received an initial bonus of $3,000 following the signing of the consulting agreement.  In addition, the Company provides Becker Advisors with a rental allowance of $1,100 per month for the rental of office space.  The monthly fee payable to Becker Advisors is based on a maximum of 80 hours of service per month in accordance with the agreement.  If Mr. Becker’s service to the registrant exceeds the maximum commitment, the registrant will pay for such additional service on an hourly basis at a rate of $93.75 per hour.  During the term of the consulting agreement, Becker Advisors will also be eligible for bonuses, in cash or stock, as determined by the registrant’s board of directors.  Mr. Becker’s consulting agreement includes post-termination restrictive covenants in favor of the registrant and its affiliates not to disclose confidential information, solicit customers or recruit employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plans Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	2,350,000	$2.50	-

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of common stock as of March 31, 2009 for :(i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding securities; (ii) each of our current directors; (iii) each of our named executive officers; and (iv) all of our current directors and named executive officers as a group.  Except as otherwise indicated, each person listed below has sole voting and investment power with respect to all shares shown to be beneficially owned by him except to the extent that such power is shared by a spouse under applicable law.
_________________
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percentage of Outstanding Common Stock(2)
Harris A. Lichtenstein, Ph.D.(2)	1,880,507	19.66%
Alexander Krichevsky, D.V.M.(3)	1,880,507	19.66%
Mark S. Germain(4)	1,171,080	12.24%
Charles Duff(5)	152,500	1.73%
Matthew A. Gonda, Ph.D.	-	**
Howard Becker(6)	46,955	**
Lana Kress	-	**
All directors and officers as a group (8 persons)	5,276,729	46.81%
____________________________
**  Less than 1%.

(1)
Beneficial ownership is determined as shares deemed to be beneficially owned by any person or group who has shares or voting investment power with respect to such shares and includes any security that such person or persons have or have the right to acquire within 60 days.  Percentage of ownership is based on 8,814,921 shares of common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3  promulgated under the Securities Exchange Act of 1934, as amended.

(2)	This number includes options to purchase 750,000 shares of common stock exercisable within 60 days at an exercise price of $2.50 per share.

(3)	Includes options to purchase 750,000 shares of common stock exercisable within 60 days at an exercise price of $2.50 per share.

(4)
Includes options to purchase 750,000 shares of common stock exercisable within 60 days at an exercise price of $2.50 per share.  This number does not include shares of common stock held by Mr. Germain’s wife and children to which Mr. Germain disclaims beneficial ownership.

(5)	This number includes warrants to purchase 1,250 shares of common stock at a price of $5.00 per share and 10,000 Units into which a Bridge Note can be converted

(6)	This number includes options to purchase 46,955 shares of common stock exercisable within 60 days at an exercise price of $2.50 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Our officers and directors have from time to time extended loans to us to fund our operating expenses and have forgone compensation payments in exchange for promissory notes.

Intrepid Technologies, Inc., an affiliate of Dr. Lichtenstein, loaned us approximately $800,000, all of which has been forgiven.

Harris Lichtenstein, our Chief Executive Officer, has loaned us approximately $3,300,000, of which $500,000 remains outstanding following the completion of a partial debt forgiveness and restructuring with Dr. Lichtenstein.  During the year ended December 31, 2008, the Company accrued interest in the amount of approximately $38,628 on this debt.

Alexander Krichevsky, a director and officer, has loaned us approximately $2,600,000, of which $500,000 remains outstanding following completion of a partial debt forgiveness and restructuring.  During the years ended December 31, 2008 and 2007, the Company accrued interest in the amount of $30,119 on this debt.

As consideration for the forgiveness of the balance of their outstanding advances for the  Company’s operating expenses the Company issued each of Dr. Lichtenstein and Dr. Krichevsky 75,000 shares of common stock with a fair value of $187,500.

The outstanding obligations to Dr. Lichtenstein and Dr. Krichevsky are represented by promissory notes that bear no interest in and are payable out of proceeds either (1) designated and set aside by our board of directors for the payment of these notes and other executive compensation, which amounts are funded from fees, proceeds and other payments, whether cash, stock or other consideration, received by Omnimmune Corp. from transactions involving its intellectual properties, including, without limitation, royalties, milestone payments and sublicense fees or (2) from the sale of all or substantially all of Omnimmune Corp.’s assets.

The Company has a note payable in the amount of $287,768 at December 31, 2008,  to the law firm of McDaniel & Henry LLP, an affiliate of a former board member.  This note bears interest at the rate of 10% per annum.  Interest in the amount of $4,809 was accrued on this note during the year ended December 31, 2008.

Director Independence

We do not believe that any of our directors other than Matthew A. Gonda  is an “independent director,” as that term is defined by applicable listing standards of the Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Bernstein & Pinchuk LLP . for professional services rendered for the year ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
(i) Audit Fees	$35,000	$50,508
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-
Total fees	$35,000	$50,508

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have a designated audit committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. Directors may also pre-approve particular services on a case-by-case basis.

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements – see index on Page F-1 herein.

      (2)  Other financial statements and schedules are not presented because they are either not required or the information required by such financial statements or schedules is presented elsewhere.

(b) The exhibits filed as part of this Report as required by Item 601 of Regulation S-K are included in the Index to Exhibits at page E-1 included elsewhere in this Annual Report.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIMMUNE HOLDINGS, INC.

April 15, 2009
	By:	/s/ Harris A. Lichtenstein, Ph.D.
	Name:	Harris A. Lichtenstein, Ph.D.
	Title:	President, Chief Executive Officer and Director
(Principal Executive,
Financial, and Accounting
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 15, 2009	By:	/s/ Harris A. Lichtenstein, Ph.D.
	Name:	Harris A. Lichtenstein, Ph.D.
	Title:	President, Chief Executive Officer and Director
(Principal Executive,
Financial, and Accounting Officer)

April 15, 2009	By:	/s/ Mark S. Germain
	Name:	Mark S. Germain
	Title:	Chairman of the Board of Directors

April 15, 2009	By:	/s/ Alexander Krichevsky, D.V.M.
	Name:	Alexander Krichevsky, D.V.M.
	Title:	Director

April 15, 2009	By:	/s/ Charles Duff
	Name:	Charles Duff
	Title:	Director

April 15, 2009	By:	/s/ Matthew A. Gonda, Ph.D.
	Name:	Matthew A. Gonda, Ph.D.
	Title:	Director

Audited Financial Statements of Omnimmune Holdings, Inc. and Subsidiaries

The audited financial statements of Omnimmune Holdings, Inc. included in this Annual Report on Form 10-K are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of
Omnimmune Corp.

We have audited the accompanying consolidated balance sheets of Omnimmune Holdings, Inc., ("the Company") a development stage enterprise and subsidiary as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended and for the period from January 15, 1997 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from January 15, 1997 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses from operations since its inception and has limited capital resources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP
New York, New York
April 15, 2009

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$52,615	$209
Advance from related party	-	10,000

Total current assets	$52,615	$10,209

Liabilities and stockholders' deficiency
Current liabilities
Accounts payable and accrued liabilities	$471,775	$351,482
Accounts payable and accrued liabilities-related party	351,748	244,300
Line of credit	259,157	259,896
Accrued interest	192,380	84,628
Accrued interest- related party	424,210	350,004
Cash advance	100,000	624,000
Notes payable due to related parties, net	287,768	266,746
Notes payable - current portion , net	-	424,053

Total current liabilities	2,087,038	2,605,109

Long term portion of notes payable, net	1,000,864	96,739
Long term portion of notes payable - due to related parties, net	709,035	62,767

Total liabilities	3,796,937	2,764,615

Commitments and contingencies (note 9)	-	-

Stockholders' deficiency
Common stock, $0.0001 par value; 50,000,000 shares authorized;
8,814,921 and 2,650,892 shares issued and outstanding
at December 31, 2008 and 2007, respectively	880	265
Common stock subscribed	-	890,610
Additional paid-in capital	15,592,797	9,702,846
Deficit Accumulated during the Development Stage	(19,337,999)	(13,348,127)
Total stockholder's deficit	(3,744,322)	(2,754,406)

	$52,615	$10,209

See notes to  consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
 (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	Cumulative from Inception (January 15, 1997) to December 31,
	2008	2007	2008
Revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	5,475,869	875,794	12,517,009
Impairment of license agreement	-	1,085,028	1,701,936
Total operating expenses	5,475,869	1,960,822	14,218,945

Operating loss	(5,475,869)	(1,960,822)	(14,219,945)

Other expense:
Interest (income) expense, net	7,044,446	694,553	11,536,203
Cancellation of shares previously issued for license agreement	(842,514)	-	(842,514)
(Gain) loss on restructuring of debt	(5,687,929)	113,294	(5,574,635)
Total other (income) expense	(514,003)	807,847	(5,119,054)

Loss before taxes	(5,989,872)	(2,768,669)	(19,337,999)

Provision for taxes	-	-	-

Net loss	$(5,989,872)	$(2,768,669)	$(19,337,999)

Net loss per share - basic and dilted	$(1.00)	$(1.05)	$(9.18)

Weighted average shares outstanding - basic and diluted	6,014,144	2,631,741	2,105,495

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Balance at January 15, 1997 (date of inception)	-	$-	$-	-	$-	$-	$-	$-	$-

Contribution of assets and liabilities by founder	11,229	112	49,888	1,055,507	106	43,466	-	-	93,572

Beneficial conversion feature of note payable for the year ended December 31, 1997	-	-	-	-	-	327,700	-	-	327,700

Loss for the year ended December 31, 1997	-	-	-	-	-	-	-	(1,366,300)	(1,366,300)

Balance as of December 31, 1997	11,229	$112	$49,888	1,055,507	$106	$371,166	$-	$(1,366,300)	$(945,028)

Beneficial conversion feature of note payable for the year ended December 31, 1998	-	-	-	-	-	43,000	-	-	43,000

Loss for the year ended December 31, 1998	-	-	-	-	-	-	-	(328,534)	(328,534)

Balance as of December 31, 1998	11,229	$112	$49,888	1,055,507	$106	$414,166	$-	$(1,694,834)	$(1,230,562)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Issuance of 55,553 shares of common stock for technology license at $1.10 per share	-	-	-	55,553	5	61,837	-	-	61,843

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Beneficial conversion feature of note payable for the year ended December 31, 1999	-	-	-	-	-	12,000	-	-	12,000

Loss for the year ended December 31, 1999				-	-	-	-	(429,692)	(429,692)

Balance as of December 31, 1999	33,685	$336	$149,664	1,111,060	$111	$488,004	$-	$(2,124,526)	$(1,486,411)

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 11,229 shares of convertible preferred stock at $4.45 per share to investors	11,229	112	49,888	-	-	-	-	-	50,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Beneficial conversion feature of note payable for the year ended December 31, 2000	-	-	-	-	-	30,302	-	-	30,302

Loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(422,306)	(422,306)

Balance as of December 31, 2000	56,142	$560	$249,440	1,113,867	$111	$524,5565	$-	$(2,546,832)	$(1,772,165)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
 (Continued)

Preferred Stock			Common Stock
Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity

Issuance of 1,055,507 shares of common stock at $2.24 per share in exchange for 2,500,000 shares in InVitro technology	-	-	-	1,055,507	107	59,894	-	-	60,000

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 60,665 shares of common stock at $2.24 per share for a technology license	-	-	-	60,665	7	135,060	-	-	135,066

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 7,018 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	7,018	7	15,618	-	-	15,625

Value of 14,036 warrants issued to consultants	-	-	-	-	-	15,500	-	-	15,500

Beneficial conversion feature of note payable for the year ended December 31, 2001	-	-	-	-	-	25,000	-	-	25,000

Loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(959,531)	(959,531)

Balance as of December 31, 2001	67,370	$672	$299,328	2,270,741	$2267	$850,632	$-	$(3,506,363)	$(2,355,505)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Continued)

Preferred Stock			Common Stock
Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity

Issuance of 1,123 shares of convertible preferred stock at $4.45 per share to investors	1,123	11	4,989	-	-	-	-		-	5,000

Conversion of 11,229 shares convertible preferred stock into 44,915 shares of common stock at $2.24 per share	(11,229)	(112)	(49,888)	44,915	4	49,996	-		-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(56)	(24,944)	11,229	2	24,998	-		-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(56)	(24,944)	11,229	2	24,998	-		-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(56)	(24,944)	11,229	1	24,999	-		-	-

Conversion of 16,843 shares convertible preferred stock into 33,686 shares of common stock at $2.24 per share	(16,843)	(56)	(74,832)	33,686	3	74,997	-		-	112

Conversion of 16,843 shares convertible preferred stock into 33,686 shares of common stock at $2.24 per share	(16,843)	(168)	(74,832)	33,686	3	74,997	-		-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(168)	(24,944)	11,229	1	24,999	-		-	-

Conversion of 1,123 shares convertible preferred stock into 2,246 shares of common stock at $2.24 per share	(1,122)	(11)	(4,989)	2,246	-	5,000	-		-	-

Beneficial conversion feature of note payable for the year ended December 31, 2002	-	-	-	-	-	1,175,356	-		-	1,175,356

Loss for the year ended December 31, 2002	-	-	-	-	-	-	-		(3,061,599)	(3,061,599)

Balance as of December 31, 2002	-	$-	$-	2,430,190	$243	$2,330,971	$-	$	$(6,567,962)	$(4,236,748)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Beneficial conversion feature of note payable for the year ended December 31, 2003	-	-	-	-	-	29,401	-	-	29,401

Loss for the year ended December 31, 2003	-	-	-	-	-	-	-	(540,986)	(540,986)

Balance as of December 31, 2003	-	$-	$-	2,430,190	$243	$2,360,372	$-	$(7,108,948)	$(4,748,333)

Issuance of 1,404 shares of common stock at $2.24 to a consultant for services rendered	-	-	-	1,404	-	3,125	-	-	3,125

Issuance of 1,404 shares of common stock at $2.24 to a consultant for services rendered	-	-	-	1,404	-	3,125	-	-	3,125

Value of 26,107 warrants issued to consultants	-	-	-	-	-	93,000	-	-	93,000

Beneficial conversion feature of note payable for the year ended December 31, 2004	-	-	-	-	-	17,149	-	-	17,149

Loss for the year ended December 31, 2004	-	-	-	-	-	-	-	(1,252,796)	(1,252,796)

Balance as of December 31, 2004	-	$-	$-	2,432,998	$243	$2,476,775	$-	$(8,361,744)	$(5,884,730)

Issuance of 134,746 shares of common stock at $2.24 for a technology license	-	-	-	134,746	13	299,987	-	-	300,000

Issuance of 6,661 shares at $3.74 per share for cash	-	-	-	6,661	1	24,999	-	-	25,000

Beneficial conversion feature of note payable for the year ended December 31, 2005	-	-	-	-	-	72,000	-	-	72,000

Loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(1,141,448)	(1,141,448)

Balance as of December 31, 2005	-	$-	$-	2,574,405	$257	$2,873,757	$-	$(9,503,192)	$(6,629,178)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Issuance of 4,913 pursuant to an antidilution agreement	-	-	-	4,913	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 3,706 pursuant to an antidilution agreement	-	-	-	3,706	-	-	-	-	-

Issuance of 3,706 pursuant to an antidilution agreement	-	-	-	3,706	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 225 pursuant to an antidilution agreement	-	-	-	225	-	-	-	-	-

Beneficial conversion feature of note payable for the year ended	-	-	-	-	-	4,000	-	-	4,000

Loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(1,076,266)	(1,076,266)

Balance at December 31, 2006	-	$-	$-	2,591,895	$257	$2,877,757	$-	$(10,579,458)	$(7,701,444)

Issuance of 7,018 shares at $3.74 per share for services rendered	-	-	-	7,018	2	26,247	-	-	26,249

Issuance of 25,989 shares for $3.74 per share for licensing agreement	-	-	-	25,989	2	97,207	-	-	97,209

Issuance of 25,989 shares for $3.74 per share for licensing agreement	-	-	-	25,990	2	97,207	-	-	97,209

119,053 shares to be issued at $0.37 per share for license agreement	-	-	-	-	-	-	445,305	-	445,305

119,053 shares to be issued at $0.37 per share for license agreement	-	-	-	-	-	-	445,305	-	445,305

Beneficial conversion feature of note payable for the year ended December 31, 2007	-	-	-	-	-	6,604,430	-	-	6,604,430

Loss for the year months ended December 31, 2007	-	-	-	-	-	-	-	(2,768,669)	(2,768,669)

Balance at December 31, 2007	-	$-	$-	2,650,892	$263	$9,702,848	$890,610	$(13,348,127)	$(2,754,406)

Recapitalization upon reverse merger	-	-	-	3,000,000	300	(300)	-	-	-

Issuance of 119,053 shares of common stock at $0.37 per share, previously accrued	-	-	-	119,053	12	445,293	(445,305)	-	-

Issuance of 1,055,507 shares of common stock for cash at a price of $0.011 per share	-	-	-	1,055,507	105	44,705	-	-	44,810

Issuance of 100,000 shares of common stock and 20,000 warrants to purchase

Additional shares of common stock at a price of $0.05 per share as a discount on notes payable	-	-	-	100,000	10	55,977	-	-	55,987

Issuance of 1,055,508 shares of common stock at a price of $0.03 per share to a board member for services	-	-	-	1,055,508	105	29,895	-	-	30,000

Issuance of 150,000 shares of common stock at a price of $1.25 per share to officers for services	-	-	-	150,000	15	187,485	-	-	187,500

Issuance of 137,500 shares of common stock at a price of $0.05 per share as a discount to notes payable	-	-	-	137,500	14	6,861	-	-	6,875

Sale of 707,200 shares of common stock and 707,200 warrants to purchase additional shares of common stock at a price of $2.50 per share for cash, net of costs of $359,729	-	-	-	707,200	71	1,408,200	-	-	1,408,271

Cancellation of shares issued for technology license	-	-	-	(279,788)	(28)	(842,486)	-	-	(842,514)

Value of options to purchase 2,250,000 shares of common stock at a price of $2,50 per shares issued to board member for extension of payment terms	-	-	-	-	-	2,811,962	-	-	2,811,962

Value of warrants to purchase 75,000 shares of common stock at $2,50 per share issued to a board member for services	-	-	-	-	-	93,733	-	-	93,733

Value of warrants to 70,180 shares of common stock at $1,78 per share issued to a board member for extension of credit terms	-	-	-	-	-	129,278	-	-	129,278

Value of vested portion of options issued to officer	-	-	-	-	-	54,848	-	-	54,848

Discount to notes payable due to beneficial conversion feature	-	-	-	-	-	1,019,206	-	-	1,019,206

Loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(5,989,872)	(5,989,872)

Balance as of December 31, 2008	-	$-	$-	8,814,921	$880	$15,592,797	-	$(19,337,999)	$(3,744,322)

 See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Cumulative from Inception (January 15, 1997) to December 31, 2008
Cash flows from operating activities:
Net loss	$(5,989,872)	$(2,768,669)	$(19,337,999)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	3,054,311	96,055	4,008,510
Amortization of discount on accounts payable	6,794,202	169,737	8,742,419
Impairment of technology licenses and equity securities	-	1,085,028	1,701,936
(Gain) / loss on restructuring of debt	(5,690,287)	113,287	(5,577,000)
Redemption of shares previously issued for license agreement	(842,513)	-	(842,513)
Net change in operating assets and liabilities:
Advances to related party	-	-	(10,000)
Accounts payable and accrued liabilities	763,578	862,843	7,579,850

Net cash used in operating activities	(1,910,581)	(441,719)	(3,736,797)

Cash flows from investing activities:
Cash portion of investment in technology license	-	-	(6,000)

Net cash used in investing activities	-	-	(6,000)

Cash flows from financing activities:
Proceeds from cash advances	172,000	449,000	796,000
Principal payments on cash advances	(130,000)	-	(130,000)
Stock sold for cash, net of costs	1,408,271	-	1,738,271
Proceeds from (repayments) to line of credit	(739)	(12,921)	259,160
Principal payments on debt	(436,545)	(26,451)	(512,993)
Proceeds from notes payable	950,000	2,800	1,644,974

Net cash provided by financing activities	1,962,987	412,428	3,795,412

Net increase in cash and cash equivalents	52,406	(29,291)	52,615

Cash and cash equivalents at beginning of year	209	29,500	-

Cash and cash equivalents at end of year	$52,615	$209	$52,615

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Cumulative from Inception (January 15, 1997) to December 31, 2008

Supplemental disclosures of cash flow information:

Cash paid during the period for: Interest	$27,427	$20,955	$64,323

Taxes	$-	$-	$-
Items not affecting cash flows:
Beneficial conversion feature of notes payable	$1,082,078	$169,737	$14,891,240

Common stock issued for services	$187,500	$26,250	$317,875

Notes payable issued under restructure of debt	$-	$7,284,998	$-

Value of warrant issued as discount on debt	$223,010	$-	$331,510

Notes payable issued for accounts payable	$287,768	$-	$287,768

Common stock issued for technology license	$-	$1,085,028	$751,326

Common stock issued for the conversion of preferred stock	$-	$-	$355,000

Notes payable issued for services	$-	$69,806	$3,746,971

Impairment of technology licenses	$-	$-	$616,908

Value of warrants issued for debt	$12,747	$-	$12,747

Issuance of common stock for accrued liability	$-	$-	$-

Issuance of common stock for cash	$1,408,271	$-	$1,408,271

Gain from the restructuring of debt	$(5,690,287)	$-	$(5,576,993)

Value of options issued for services	$2,866,811	$-	$2,866,811

Common stock exchanged for accounts payable	$30,000	$-	$30,000

Cash advance converted to notes payable	$521,200	$-	$521,200

Capitalization of interest on debt	$33,754	$-	$33,751

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 Merger with Roughneck Supplies, Inc.

 The predecessor of the Company was originally incorporated on February 22, 2007, in the State of Nevada as Roughneck Supplies, Inc. ( “Roughneck”). On August 6, 2008, Roughneck merged with and into Omnimmune Holdings, Inc. On August 7, 2008, Omnimmune Corp., a privately held Texas corporation, incorporated January 15, 1997 merged with and into Omnimmune Acquisition Corp., a Delaware corporation, and a wholly-owned subsidiary of the Company formed for the purpose of the merger.  As a result, (i)  Omnimmune Corp became  a  wholly-owned subsidiary of the Company, (ii) the shareholders of Omnimmune Corp. became the majority stockholders of the Company and the shareholders prior to the merger were reduced to a minority ownership, (iii) the historical management of the Company resigned, and the management of Omnimmune Corp. became the management of the Company, (iv) the business of Omnimmune Corp. became the business of Omnimmune and the former business of Roughneck was eliminated, and (v) the historical financial statements of Omnimmune Corp. became the historical financial statements of the Company. Therefore, as a consequence of the two mergers, one on August 6, 2008 and one on August 7, 2008, Omnimmune (formerly Roughneck) went from being a public corporation domiciled in Nevada formerly in the business of marketing and retailing oil and gas drilling supply products with little or no continuing operations and a fiscal year end of May 31, to being a public company domiciled in Delaware in the biotechnology business with a fiscal year end of December 31.  These transactions are described in detail in the Company’s Form 8-K filed with the SEC on August 12, 2008, as amended on August 21, 2008, August 27, 2008 and September 5, 2008, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $5,989,872 and $2,768,669 for the year ended December 31, 2008 and 2007, respectively; and $19,337,999from inception (January 15, 1997) through December 31, 2008. In addition, the Company’s current liabilities exceed its current assets by $2,034,423 as of December 31, 2008. These factors among others, including the Company’s current cash position, which was $52,615 as of December 31, 2008, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

If operations and cash flows substantially improve, management believes that the Company can continue to operate.  However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Long-lived Assets

In accordance with SFAS No.  144,  long-lived  assets to be held and used are analyzed for impairment  whenever  events or changes in  circumstances  indicate that the  carrying  amount  of an asset  may not be  recoverable.  SFAS No.  144 relates to assets that can be amortized and the life  determinable.  The Company evaluates  at each  balance  sheet date whether  events and  circumstances  have occurred  that  indicate  possible  impairment.  If there are  indications  of impairment, the Company uses future undiscounted cash flows of the related asset or asset  grouping over the remaining life in measuring  whether the assets are recoverable.  In the event such cash flows are not expected to be  sufficient to recover  the  recorded  asset  values,  the  assets  are  written  down to their estimated  fair value.  Long-lived  assets to be disposed of are reported at the lower of  carrying  amount or fair value of asset less the cost to sell.  During the years ended December 31, 2008, and 2007, the Company recognized $0 and $1,085,028 impairment of long-lived assets, respectively.  From inception to December 31, 2008 an impairment of license agreement in the amount of $1,701,936 was recorded.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Net Income (Loss) Per Common Share

The Company computes earnings per share under Financial  Accounting Standard No. 128,  "Earnings Per Share" (SFAS 128).  Net loss per common share is computed by dividing net loss by the weighted  average  number of shares of common stock and dilutive common stock equivalents  outstanding during the year.  Dilutive common stock  equivalents  consist of shares  issuable upon  conversion of  convertible notes and the exercise of the Company's  stock options and warrants  (calculated using the  treasury  stock  method).  During 2008, 2007, and from inception to December 31, 2008,  common stock equivalents  were not  considered  in the  calculation  of the weighted  average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Research and Development

The Company  accounts for research and development  costs in accordance with the Financial   Accounting  Standards  Board's  Statement  of  Financial  Accounting Standards  No. 2 ("SFAS 2"),  "Accounting  for Research and  Development  Costs." Under SFAS 2, all research and  development  costs must be charged to expense as  incurred.  Accordingly,  internal research and development costs are expensed as incurred.  Third-party  research and  developments  costs are expensed  when the contracted  work has been performed or as milestone  results have been achieved. Company-sponsored  research and  development  costs  related to both present and future  products  are expensed in the period  incurred.  There were no  expenditures  on research and product  development for the years 2008 and 2007, and from inception through December 31, 2008.

Concentrations of Credit Risk

Financial  instruments and related items, which potentially  subject the Company to  concentrations  of credit risk,  consist primarily of cash, cash equivalents and related party  receivables.  The Company  places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC  insurance  limit.

Comprehensive Income

Statement of Financial  Accounting  Standards No. 130 ("SFAS  130"),  "Reporting Comprehensive  Income,"  establishes  standards for reporting and  displaying of comprehensive  income,  its components and accumulated  balances.  Comprehensive income is defined to include all changes in equity except those  resulting  from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires  that all items that are required to be  recognized  under  current accounting  standards as  components  of  comprehensive  income be reported in a financial  statement  that is  displayed  with  the  same  prominence  as  other financial  statements.  During the years ended December 31, 2008 and 2007 there were no terms of other comprehensive income.

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 A summary of option activity under the Plan as of December 31, 2008, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	-	$-
Issued	2,350,000	2.50
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2008	2,350,000	$2.50

Vested at December 31, 2008	2,294,164	$2.50
Non-vested at December 31, 2008	55,836	$2.50

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.55 as of December 31, 2008, and the exercise price multiplied by the number of options outstanding. As of December 31, 2008, total unrecognized stock-based compensation expense related to stock options was $69,344. The total fair value of options vested during the year December 31, 2008 and 2007 was $2,866,810 and $0, respectively.

Income Taxes

The Company has implemented the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws. Since the Company remained insolvent after the debt restructuring during the year ended December 31, 2008, the gain on the restructuring was not taxable to the Company.

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

Fair Value of Financial Instruments

The Company  measures its financial  assets and  liabilities in accordance  with  accounting  principles  generally accepted in the United States of America.  The estimated fair values approximate their carrying value because of the short-term maturity of these  instruments  or the stated  interest  rates are indicative of market interest rates.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Foreign Currency

Aside from one of its license agreements, which requires milestone and other payments to be made in Euros, the Company is not involved any transactions with foreign currency implications.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2 - ADVANCE RECEIVABLE FROM RELATED PARTY

At December 31,  2007 advance receivable consisted of a $10,000 note due to the Company from Intrepid Technologies, Inc., a company controlled by the Company's Chief Executive Officer.  The advance does not bear interest.  This advance was also payable on demand.

During the year ended December 31, 2008, an agreement was reached whereby the Company released Intrepid Technologies, Inc., from the $10,000 cash advance owed to the Company as consideration of forgiveness of the note payable owed to Intrepid Technologies, Inc by the Company.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and 2007 of  $471,775 and $351,482, respectively, consist of trade payables. Accounts payable and accrued liabilities – related parties at December 31, 2008 and 2007 of $351,748 and $244,300, respectively, consist of accrued liabilities to directors for services performed.

NOTE 4 – LINE OF CREDIT

The Company has bank loan and credit card agreements with various banks. The bank loan is jointly guaranteed by two of the Company’s shareholders.  The Company's Chief Executive Officer, Harris Lichtenstein, co-signs the credit card agreements  and remains jointly liable with the Company on all outstanding amounts due for these credit card liabilities. At December 31, 2008 and 2007, the Company had the following amounts due under its loan and credit agreement:

	December 31,
	2008	2007
Bank loan	$149,976	$149,976
Credit cards	109,181	109,920
Total	$259,157	$259,896

NOTE 5 – ACCRUED INTEREST

Notes payable and accrued interest at  December 31, 2008 and 2007 is summarized as follows:

	2008	2007
Number of notes payable	17	13
Number of notes payable - related party	8	8

Principal amount - notes payable	$709,035	$520,792
Principal amount - notes payable - related party	$1,288,632	$329,513

Accrued interest	$192,380	$84,628
Accrued interest - related party	$424,210	$350,004

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Interest expense consisted of the following for the twelve months ended December 31, 2008 and 2007:

	2008	2007
Accrued interest - notes payable	$142,678	$58,355
Accrued interest - notes payable – related party	87,803	443,727
Bank credit line	12,650	12,375
Amortization of discount on notes payable	6,571,185	169,737
Amortization of discount on accounts payable	223,011	-
Credit Cards	7,505	10,359
Interest (income)	(386)
Total	$7,044,446	$694,553

NOTE 6 – CASH ADVANCES

During the year ended December 31, 2008, the Company received $172,000 in new non-interest bearing payable on demand, unsecured cash advances from related parties.

During the year ended December 31, 2008, the Company repaid $130,000 of cash advances, converted $521,200 of  cash advances into a note payable, and issued 1,055,507 shares of common stock for $44,800 of the cash advances resulting in a loss on extinguishment of $0.

During the year ended December 31, 2007, the Company received $449,000 in non-interest bearing, payable on demand, unsecured cash advances from related parties.

NOTE 7 –  NOTES PAYABLE

At December 31, 2006, the Company had outstanding 21 notes payable  and one interest-bearing liability not yet formalized as a note (the “Old Notes”) in the aggregate principal amount of $5,002,860.  At December 31, 2006, a total of 16 of the Old Notes in the aggregate principal amount of $2,495,736 were in default.

On January 1, 2007 and March 1, 2007, the Old Notes were cancelled and replaced by new notes payable (the “New Notes”).  The principal of the New Notes included the principal of the Old Notes, the accrued interest on the Old Notes, certain amounts due the investors which were in accounts payable on the Company’s balance sheet at December 31, 2006, and an additional amount of $113,284. This additional amount has been  charged to operations as Loss on Debt Conversion during the twelve months ended December 31, 2007. At December 31, 2007,  the Company had outstanding 21 notes payable in the aggregate principal amount of $7,284,998 including $5,951,511 to related parties, none of which were in default.

On March 1, 2008, 15 of the previously issued notes were cancelled and replaced by new notes payable. The principal of the new notes included the principal of the New Notes and accrued interest on those notes. At September 30, 2008, the Company had outstanding 15 notes payable in the aggregate principal amount of $2,638,262, none  of which were in default. During the period ended December 31, 2008, pursuant to the terms in the note payable in the aggregate principal amount of $149,278, the Company exercised  its right to extend the date of maturity until February 28, 2010.

 On March 1, 2008, the New Notes were cancelled and $5,677,726 of the old principal was forgiven by the note holders, resulting in a gain on the financial statements. During the period ended June 30, 2008, $20,203 of old principal was forgiven by a note holder, resulting in an additional gain on the financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

The Company has convertible notes payable outstanding which contain a provision for contingent warrants that are potentially issuable.  Pursuant to the convertible notes agreements, these warrants are issuable if  the note holder elects to convert at least 25% of the principal amount of the note during the term of the note.  At December 31, 2008, there are contingent 5 year warrants issuable to purchase an aggregate of 43,000 shares (post splits) of the Company’s common stock at a price of $5.00 per share.

The following table summarizes amounts due under the notes payable at December 31, 2008 and 2007:

	Principal balance:
	December 31, 2008	December 31, 2007
Total outstanding	$2,943,252	$7,284,998
Less discount on notes payable	(945,585)	(6,434,693)
Net Total	1,997,667	850,305
Less current portion	(287,768)	(690,799)
TOTAL	$1,709,899	$159,506

The following table lists the notes payable at December 31, 2008 and December 31, 2007:

Principal balance:,
December 31, 2008	December 31, 2007
Convertible note payable to a related party in the amount of $427,379 dated June 14, 1994. On March 3, 2007, this note was replaced with a new note in the amount of $805,974, which included accrued interest in the amount of $271,437, and a loss of $107,158. On March 1, 2008, this note was forgiven by the note holder. Interest in the amount of $9,374 and $46,806 was accrued on this note during the years ended December 31, 2008 and 2007, respectively. Total accrued interest at December 31, 2008 and 2007 amounted to $56,179 and $46,806, respectively.

$-	$801,274

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Principal balance:,
December 31, 2008	December 31, 2007

Convertible note payable to a related party in the amount of $2,000,000 dated June 14, 1994. On March 3, 2007, this note was replaced with a new note in the amount of $3,170,188, which included accrued interest in the amount of $959,089, a salary payable of $106,575, and a loss of $104,524.  On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $2,670,188 was forgiven by the note holder. The note signed on March 2, 2008, is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  Interest in the amount of $37,087 and $185,434 was accrued on these  notes during the years ended December 31, 2008 and 2007, respectively. Total accrued interest at December 31, 2008 and 2007 amounted to $222,521 and $185,434, respectively.

$500,000	$3,170,188
Convertible note payable to a related party in the amount of $79,745 dated June 14, 1994.  On March 3, 2007, this note was replaced with a new note in the amount of $131,722, which included accrued interest of $40,065, and a loss of $11,912. On March 1, 2008, this debt was forgiven by the note holder.  Interest in the amount of $1,541 and $7,705 was accrued on this note during the years ended December 31, 2008 and 2007, respectively. Total accrued interest at December 31, 2008 and 2007 amounted to $9,246 and $7,705, respectively.

$-	$131,722
Convertible note payable to a related party in the amount of $1,170,356 dated May 15, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $1,342,127, which included accrued interest of $379,324, and a gain of $207,553. On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $842,127 was forgiven by the debt holder. The note dated March 1, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. Interest in the amount of $15,701 and $78,505 was accrued on these notes during the years ended December 31, 2008 and 2007, respectively.  Total accrued interest at December 31, 2008 and 2007 amounted to $94,206 and $78,505, respectively.

$500,000	$1,342,127
Convertible note payable to a related party in the amount of $25,000 dated March 10, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $30,211, which includes accrued interest of $4,938 and a loss of $272.  On March 31, 2008, this note was replaced with a new note, which includes accrued interest of $3,021. The note bears interest at the rate of 10% per annum, and was due in full on February 28, 2013.  This note is convertible into common stock of the Company at a conversion price of $0.1781 per share (post split). A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $3,283 and $2,524 was accrued on this note during the years ended December 31, 2008 and 2007, respectively. Total accrued interest at December 31, 2008 and 2007 amounted to $2,786 and $2,542, respectively.

$33,232	$30,211

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Principal balance:,
December 31, 2008	December 31, 2007

Convertible note payable to a related party in the amount of $37,000 dated February 26, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $44,848, which included accrued interest of $6,418, and loss of $1,430. On March 1, 2008, this note was replaced with a new note, which includes accrued interest of $4,485.  The note bears interest at the rate of 10% per annum, and is due in full on February 1, 2013. This note is convertible into common stock of the Company at a conversion price of $1.78 per share (post split). A beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8% Interest in the amount of $4,873 and $3,748 was accrued on this note during the years ended December 31, 2008 and 2007, respectively.  Total accrued interest at December 31, 2008 and 2007 amounted to $4,136 and $3,748, respectively.

$49,333	$44,848

Note payable in the amount of $8,110 dated December 31, 1997.  On March 3, 2007, this note was replaced with a new note in the amount of $19,442, which included accrued interest of $7,437, and loss of $3,895. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $1,950 and $1,625 was accrued on this note during the years ended December 31, 2008 and 2007, respectively.  Total accrued interest at December 31, 2008 and 2007 amounted to $3,574 and $1,625, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.

$19,442	$19,442
Note payable in the amount of $15,392 dated December 31, 1998.  On March 3, 2007, this note was replaced with a new convertible note in the amount of $33,545, which included accrued interest of $12,575, and a loss of $5,578. . The note bears interest at the rate of 10% per annum, and is due in full on March 1, 2008.  This note is convertible into common stock of the Company at a conversion price of $5.00 per share (post split). A beneficial conversion feature in the amount of $33,545 was recorded as a discount to the note.  Interest in the amount of $2,123 and $2,803 was accrued on this note during the years ended December 31, 2008 and 2007.  Total accrued interest at December 31, 2008 and 2007 amounted to $4,962 and $2,803, respectively.  The note was repaid during the year ended December 31, 2008.

$-	$33,545
Note payable in the amount of $10,000 dated October 20, 1999.  On March 3, 2007, this note was replaced with a new note in the amount of $20,203, which included accrued interest in the amount of $7, 367, and a loss of $2,836. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2008.  Interest in the amount of $670 and $1,688 was accrued on this note during the years ended December 31, 2008 and 2007.  Total accrued interest at December 31, 2008 and 2007 amounted to $2,358 and $1,688, respectively. During the year ended December 31, 2008, this note was forgiven by the note holder.

$-	$20,203

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Principal balance:,
December 31, 2008	December 31, 2007

Note payable in the amount of $11,932 dated December 31, 1999.  On March 3, 2007, this note was replaced with a new note in the amount of $23,641, which included accrued interest of $8,168, and a loss of $3,540. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $1,775 and $1,380 was accrued on this note during the nine months ended September 30, 2008 and 2007.  Total accrued interest at December 31, 2008 and 2007 amounted to $4,346 and $1,975, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.

$23,641	$23,641
Note payable in the amount of $33,860 dated December 31, 2000.  On March 3, 2007, this note was replaced with a new note in the amount of $60,971, which included accrued interest of $20,882, and a loss of $6,228. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $6,114 and $5,095 was accrued on this note during the years ended December 31, 2008 and 2007. Total accrued interest at December 31, 2008 and 2007 amounted to $11,209 and $5,095, respectively.  During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.

$60,971	$60,971
Note payable in the amount of $25,000 dated February 28, 2001. On March 3, 2007, this note was replaced with a new not in the amount of $44,355, which included accrued interest in the amount of $15,014, and a loss of $4,341. On March 1, 2008, this note was replaced with a new note in the amount of $127,305, which consolidated two other notes payable to this note holder in the amounts of $41,774, and $28,603, and accrued interest of $11,573.The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares (post split) of common stock at a rate of $1.78 per share (post split).  A beneficial conversion in the amount of $127,305 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.2%. Interest in the amount of $11,402 and $3,706 was accrued on this note during the years ended December 31, 2008 and 2007. Total accrued interest at December 31, 2008 and 2007 amounted to $10,673 and $3,706, respectively.

$127,305	$44,355
Note payable in the amount of $25,000 dated July 19, 2001.   On March 3, 2007, this note was replaced with a new note in the amount of $42,774, which included accrued interest in the amount of $14,048, and a loss of $3,726. On March 2, 2008 this note was consolidated into a new note, shown above. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2008.  Interest in the amount of $703 and $2,496 was accrued on this note during the years ended December 31, 2008 and 2007. Total accrued interest at December 31, 2008 and 2007 amounted to $0 and $3,574, respectively.

$-	$42,774
Note payable in the amount of $16,750 dated June 1, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $45,224, which included accrued interest in the amount of $14,275, and a loss of $3,322. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $4,535 and $3,779 was accrued on this note during the years ended December 31, 2008 and 2007. Total accrued interest at December 31, 2008 and 2007 amounted to $8,314 and $3,779, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.

$45,224	$45,224

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Principal balance:,
December 31, 2008	December 31, 2007

Note payable in the amount of $18,000 dated June 1, 2002.  On March 3, 2007, this note was replaced wit ha new note in the amount of $28,350, which included accrued interest in the amount of $8,551, and a loss of $1,798. On March 1, 2008, a new note replaced with a new note in the amount of $31,185, which includes accrued interest in the amount of $2,835. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares (post split) of common stock at a rate of $1.78 per shares (post split).  A beneficial conversion feature in the amount of $31,285 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $3,080 and $2,369 was accrued on this note during the years ended December 31, 2008 and 2007. Total accrued interest at December 31, 2008 and 2007 amounted to $2,614 and $2,369, respectively.

$31,185	$28,350
Note payable to a related party in the amount of $136,815 dated May 15, 2002. On March 3, 2007, this note was replaced with a new note in the amount of $189,400, which included accrued interest in the amount of $45,944, and a loss of $8,641. On March 1, 2008, the note holder forgave this debt amount. Interest in the amount of $2,216 and $11,079 was accrued on this note during the years ended December 31, 2008 and 2007. Total accrued interest at December 31, 2008 and 2007 amounted to $13,294 and $11,079, respectively.

$-	$189,400
Note payable in the amount of $62,019 dated July 1, 2005. On January 1, 2007, this note was replaced with a new note in the amount of $94,334, which included accrued interest of $9,328, and a loss of 422,987. On March 1, 2008, a new note replaced this note in the amount of $91,149, which includes accrued interest in the amount of $2,221. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares (post split) of common stock at a price of $1.78 per share (post split).  A beneficial conversion feature was recorded in the amount of $91,149 on the note. Interest in the amount of $8,823 and $9,113 was accrued on this note during the years ended December 31, 2008 and 2007. Total accrued interest at December 31, 2008 and 2007 amounted to $6,639 and $779, respectively.

$88,139	$88,918
Note payable in the amount of $25,000 dated October 6, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $28,603, which included interest in the amount of $3,500, and a loss of $103. On March 1, 2008, this note was consolidated into a new note, shown above. Interest in the amount of $470 and $2,390 was accrued on this note during the years ended December 31, 2008 and 2007. Total accrued interest at December 31,  2008 and 2008 amounted to $0 and $2,390, respectively.

$-	$28,603

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Principal balance:,
December 31, 2008	December 31, 2007

Note payable in the amount of $16,750 dated June 1, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $26,387, which included accrued interest in the amount of $7,957, and a loss of $1,674. On March 1, 2008, this note was replaced with a new note in the amount of $29,025, which included accrued interest in the amount of $29,025. The note bears interest at the rate of 10% per annum, and was due in full on February 28, 2013.  This note is convertible into shares (post split) of common stock at a price of $1.78 per shares (post split).  A beneficial conversion feature in the amount of $29,025 was recorded on this note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3% Interest in the amount of $2,866 and $2,204 was accrued on this note during the years ended December 31, 2008 and 2007. Total accrued interest at December 31, 2008 and 2007 amounted to $2,433 and $2,204, respectively.

$29,025	$26,381
Note payable in the amount of $69,806 dated March 3, 2007. On March 1, 2008, this note was replaced with a new note in the amount of $76,787, which included accrued interest in the amount of $6,981. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares (post shares) of common stock at a rate of $1.78 per share (post split).  A beneficial conversion feature in the amount of $76,787 was recorded on the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $7,526 and $5,833 was accrued on this note during the years ended December 31, 2008 and 2007.  Total accrued interest at December 31, 2008 and 2007 amounted to $6,378 and $5,833, respectively.

$76,787	$69,806
Note  payable to a related party in the amount of $750,000.  On March 3, 2007, this was signed into a note payable in the amount of $1,043,015, which included accrued interest in the amount of $166,266, and a loss of $28,874. On March 1, 2008, the note holder forgave this note. Interest in the amount of $12,202 and $61,009 was accrued on this note during the years ended December 31, 2008 and 2007. Total accrued interest at December 31, 2008 and 2007 amounted to $73,211 and $61,009, respectively.

$-	$1,043,015
Note payable  in the amount of $300,000 dated March 27, 2008. During the three months ended June 30, 2008, the Company collected an additional $100,000 for this bridge loan. The note bears interest at a rate of 10% per annum, and is due in full on September 28, 2010. This note becomes convertible into shares (post split) of common stock upon the closing of a qualified financing.  Interest in the amount of $11,260 and $0 was accrued on this note during the years ended December 31, 2008 and 2007.  Total accrued interest at December 31, 2008 and 2007 amounted to $0. During the year ended December 31, 2008, this note was repaid with interest.

$-	$-
Note payable  in the amount of $550,000 dated June 24, 2008.  The note bears interest at a rate of 10% per annum, and is due in full on June 24, 2010.  This note becomes convertible into shares (post split) of common stock upon the closing of a qualified financing.  Interest in the amount of $28,630 and $0 was accrued during the years ended December 31, 2008 and 2007.  Total accrued interest at December 31, 2008 and 2007 amounted to $28,360 and $0, respectively.

$550,000	$-

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Principal balance:,
December 31, 2008	December 31, 2007

Note payable in the amount of $521,200 dated March 1, 2008. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into common stock at a rate of $1.78 per share (post split).  A beneficial conversion feature in the amount of $521,200 was recorded and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%.  Interest in the amount of $46,873 and $0 was accrued on this note during the years ended December 31, 2008 and 2007.  Total accrued interest at December 31, 2008 and 2007 amounted to $46,873 and $0, respectively.

	$521,200	$-
Note payable in the amount of $287,768 dated October 31, 2008. The note bears interest at a rate of 10% per annum, and is due in full on June 30, 2009. Interest in the amount of $4,809 and $0 was accrued on this note during the years ended December 31, 2008 and 2007. Total accrued interest at December 31, 2008 and 2007 amounted to $4,809 and $0, respectively.	$287,768	$-

Total outstanding	$2,943,252	$7,284,998
Less discount on notes payable	(945,585)	(6,434,693)
Total	1,997,667	850,305
Less current portion	(287,768)	(690,799)
	$1,709,899	$159,506

Related Party	1,288,632	329,513
Related Party – current portion	287,768	266,746
Related Party – long term portion	$1,000,864	$62,767

Non-related party	$709,035	$520,792
Non-related party – current portion	-	424,053
Non-related party – long term portion	$709,035	$96,739

Maturities of debt are as follows:

December 31,
2009	$287,768
2010	699,2858
2011	-
thereafter	1,956,199
$2,943,252

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 8 – EQUITY

On July 8, 2008, the Company filed an amedment to the arictles of incorporation to the State of Delaware amedned the number of authorized shares from 300,000,000 to 50,000,000 and the par value from $0.01 to $0.0001. At December 31, 2008 and December 31, 2007, the Company had issued and outstanding 8,814,921 and 2,650,892 shares of common stock, respectively.  No shares of preferred stock are issued or outstanding.

The Company completed a 1-for-2.8072 split of its common stock, effective March 27, 2008. The Company completed a 10-for-1 reverse split of its common stock effective June 9, 2008.  Each of these stock splits is accounted for in all share numbers included in this report, unless otherwise indicated.

Common Stock

The following equity transactions occur during the year ended December 31, 2008:

The Company issued 119,053 shares of common stock valued at $445,305 pursuant to a license agreement.

The Company issued 119,053 shares of common stock valued at $445,305 pursuant to a license agreement.

The Company issued 1,055,508 shares of common stock for cash in the amount of $44,801 that had been previously received.

The Company agreed to issue 1,055,508 shares of common stock to a board member for services.

The Company issued 100,000 shares of common stock, warrants to purchase 20,000 shares of common stock, and a note payable in the amount of $400,000 for cash of $400,000. The fair value of these shares  and warrants in the aggregate amount of $55,987 was considered a discount to the note payable and amortized to additional paid-in capital  during the year ended December 31, 2008.

Pursuant to an amendment to a licensing agreement, the Company cancelled 279,788 shares of common stock with a fair value of $842,514 that had been previously issued for a licensing agreement.

The Company issued 150,000 shares of common stock to employees for services that have been provided. The fair value of these shares of $187,500 was charged to operations during the year ended December 31, 2008.

The Company issued 137,500 shares of common stock and a note payable in the amount of $550,000 for cash of $550,000. The fair value of these shares of $6,875 was considered a discount to the note payable and charged to additional paid-in capital during the year ended December 31, 2008.

In August 2008, the Company completed a private placement of its common stock (the “Private Placement”) whereby the Company sold an aggregate of $1,786,000 worth of units (each “Unit” and collectively the “Units”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). The Company received proceeds of $1,408,648 after costs of the issuance of $359,330. The number of shares of common stock issued pursuant to the Private Placement was 707,200 along with warrants to purchase an additional 707,200 shares of common stock. Pursuant to the terms of the Private Placement, each Unit was sold for $2.50 (the “Unit Price”) and consisted of one share of Common Stock and one warrant to purchase one share of common stock for $5.00 per share.

During the year ended December 31, 2008, the Company entered into an amendment to the Columbia License Agreement, pursuant to which Columbia terminated the Stock Purchase agreement. As a result, the Company cancelled 279,788 shares of common stock, which had been previously issued to Columbia. During the year ended December 31, 2008, the Company and Columbia agreed to further amend the Columbia License Agreement which amendment became effective June 30, 2008. The fair value of the shares in the amount of $842,514 was credited to operations during the year ended December 31, 2008.

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Warrants

During the year ended December 31, 2008, the Company issued warrants to purchase 70,180 shares of common stock to a board member for an extension of payment terms.  The value of the warrants in the amount of $129,278 is considered a discount on accounts payable.

During the year ended December 31, 2008, the Company issued warrants to purchase 20,000 shares of common stock to note holders pursuant to the note agreement. The fair value of these shares of $50,987 is considered as a discount to the notes payable.

During the year ended December 31, 2008, the Company issued warrants to purchase 75,000 additional shares of common stock to a board member for an extension of payment terms. The value of the warrants in the amount of $93,733 is considered a discount to accounts payable.

During the year ended December 31, 2008, the Company issued warrants to purchase 707,200 additional shares of  common stock pursuant to the Private Placement of common stock.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2008:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10	84,216	0.21	$0.10	84,216	0.21
1.78 – 2.50	145,180	6.92	1.78 – 2.50	145,180	6.92
5.00	727,200	4.61	5.00	727,200	4.61
Total	956,596	4.57		956,596	4.57

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2007	84,216	$0.10
Granted	872,380	4.53
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2008	956,596	$4.14

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

Options

During the year ended December 31, 2008, the Company issued options to purchase 2,250,000 shares  of common stock at a price per share of $2.50  to employees for services rendered. The fair value of these options of $2,811,962 was charged to operations.

During the year ended December 31, 2008, the Company issued options to purchase 100,000 shares  of common stock at a price per share of $2.50. These options were valued at an aggregate of $124,192, and vest at the following rate: 33,000 vested at the time of issuance, and the balance vest over a 23 month period.  During the year ended December 31, 2008, the Company charged to operations the fair value of the vested options, or $54,848.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2008:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	9.27	$2.50	2,285,791	9.27
Total	2,350,000	9.27		2,285,791	9.27

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	-	$-
Granted	2,350,000	2.50
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2008	2,235,000	$2.50

Exercisable	2,294,164	$2.50
Not exercisable	55,836	$2.50

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 NOTE 9 – GAIN FROM RESTRUCTURING OF DEBT

On March 1, 2008, 15 of the New Notes were cancelled and replaced by new notes payable. The principal of the new notes included the principal of the New Notes and accrued interest on those notes. At September 30, 2008, the Company had outstanding 15 notes payable in the aggregate principal amount of $2,638,262. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.

On March 1, 2008, the New Notes were cancelled and $5,677,726 of the old principal was forgiven by the note holders, resulting in a gain on the financial statements. During the period ended June 30, 2008, $20,203 of old principal was forgiven by a note holder, resulting in an additional gain on the financial statements. During the year ended December 31, 2008, the Company forgave a note receivable from Intrepid Technologies, Inc. in the amount of $10,000.

NOTE 10- RELATED PARTIES

Amounts due to related parties at December 31, 2008 and 2007 consisted of the following:

Convertible Notes Payable to related parties

The Company has a note payable to Intrepid Technologies, Inc., a company controlled by its Chief Executive Officer, in the amount of $0 and $801,274 at December 31, 2008 and December 31, 2007. The note bears interest at the rate of 7% per annum. During the year months ended December 31, 2008 and 2007, the Company accrued interest in the amount of $9,374 and $46,806, respectively.  This note was forgiven by the note holder in March, 2008.

The Company has a note payable outstanding to its Chief Executive Officer, in the amount of $500,000 and $3,170,188 at December 31, 2008 and December 31, 2007, respectively. The March 31, 2007 note bears interest at a rate of 7% per annum, the note that was signed during the three months ended March 31, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. During the year ended December 31, 2008 and 2007, the Company accrued interest in the amount of $37,087 and $185,434, respectively, on these notes.

The Company has a second convertible note payable outstanding to its Chief Executive Officer, in the amount of $0 and $131,722 at December 31, 2008 and December 31, 2007, respectively. This note bears interest at a rate of 7% per annum. During the three months ended March 31, 2008, the note holder forgave this note. During the years ended December 31, 2008 and 2007, the Company accrued interest in the amount of $1,541 and $7,705, respectively.

The Company has a convertible note payable outstanding to Dennis Lichtenstein, a relative of the Chief Executive Officer, in the amount of $49,333 and $44,848 at December 31, 2008 and December 31, 2007. The note bears interest at a rate of 10% per annum. During the years ended December 31, 2008 and 2007, the Company accrued interest in the amount of $4,873 and $3,748, respectively.

The Company has a note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount of $500,000 and $1,342,127 at December 31, 2008 and December 31, 2007, respectively. The March 31, 2007 note bears interest at a rate of 7% per annum. The note signed during the three months ended March 31, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  During the years ended December 31, 2008 and 2007, the Company accrued interest in the amount of $15,701 and $78,505, respectively, on these notes.

The Company has a note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount of $136,815 at December 31, 2006. On March 3, 2007, the Company replaced this note with a convertible note payable in the amount of $189,400. As of March 31, 2008, the note holder forgave this note. During the years ended December 31, 2008 and 2007, the Company accrued interest in the amount of $2,216 and $11,079, respectively.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The Company has a note payable outstanding to Jennie Fay Lichtenstein, a relative of the Chief Executive Officer, in the amount of $25,000 at December 31, 2006. On March 3, 2007, the Company replaced this note with a convertible note payable in the amount of $30,211. As of December 31, 2008, the principal outstanding on this convertible note payable is $33,232. This note bears interest at a rate of 10% per annum. During the years ended December 31, 2008 and 2007, the Company accrued interest in the amount of $3,283 and $2,524, respectively.

The Company has a convertible note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount $0 and $1,043,015 at December 31, 2008 and December 31, 2007, respectively.  Accrued salary in the amount of $750,000 was added to the principal amount due under this note during the twelve months ended December 31, 2007.  During the year ended December 31, 2008 the note holder forgave this note. During the  years ended December 31, 2008 and 2007, the Company accrued interest in the amount of $12,202 and $61,009, respectively.

Accounts Payable- related parties

The Company had a liability to Harris Lichtenstein for purchases made on behalf of the Company in the amount of $0 and $4,300 at December 31, 2008, and December 31, 2007, respectively.

The Company had a liability with a director for consulting fees payable in the amount of $330,000 at December 31, 2008.

The Company had a liability with a director for legal fees payable in the amount of $15,130 at December 31, 2008.

Note Receivable from related party

The Company has a note receivable in the amount of $0 and $10,000, for the year ended December 31, 2008 and December 31, 2007, from Intrepid Technologies, Inc., which is owned by the Company’s Chief Executive Officer, Harris Lichtenstein. During the year ended December 31, 2008, the Company forgave a note receivable from Intrepid Technologies, inc. in the amount of $10,000.

Options

The Company issued 1,500,000 options to purchase additional shares of common stock to executive officers of the Company in 2008.

The Company issued 750,000 options to purchase additional shares of common stock to a director of the Company in 2008.

Common stock

The Company issued 150,000 shares of common stock to each the Chief Executive Officer and another officer of the Company in 2008.

The Company issued 1,055,507 shares of common stock to a director during the year ended December 31, 2008.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease of office space

The Company leases office space in Houston, Texas under a month to month lease calling for annual rent of $8,400 per year.

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

The Company and ASRI agreed to further amend the license agreement, which amendment became effective June 30, 2008. ASRI granted the Company an extension of the second payment of licensing fees from the original due date of February 1, 2008 to June 30, 2008.     As of December 31, 2008, the Company has paid $50,000  in licensing fees under this agreement.

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

During the three months ended March 31, 2008, the Company issued 119,053 shares of common stock previously accrued, and has issued a total of 145,042 shares of common stock under the Columbia License Agreement.

During the year ended December 31, 2008, the Company entered into an amendment to the Columbia License Agreement, pursuant to which Columbia terminated the Stock Purchase agreement. As a result, the Company cancelled 279,788 shares of common stock, which had been previously issued to Columbia. During the year ended December 31, 2008, the Company and Columbia agreed to further amend the Columbia License Agreement which amendment became effective June 30, 2008. The annual license maintenance fees have been amended to the schedule shown below:

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

 $12,738 payable in eight quarterly payments beginning October 1, 2009

As of December 31, 2008, the Company has paid $300,000 in licensing fees under this agreement.

With respect to the license fee of $100,000 that would otherwise have been due on November 15, 2008, the parties have recently reached an agreement to pay $10,000 immediately, which payment has been made, and to pay $40,000 on March 1, 2009 and the balance of $50,000 on June 30, 2009.  In addition, the $50,000 license fee that would have been due on June 30, 2009 has now been extended until September 30, 2009.   Interest shall accrue on all payments not made according to the original schedule.  The Company failed to make the payment to OSU of the $40,000 license fee that was due on March 1, 2009.  However, OSU has not, as of the date of this report, declared a default under the OSU License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the OSU License Agreement could be terminated.

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

NOTE 11- INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $14,200,000 which expire through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $4,970,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Components of deferred tax assets as of December 31, 2008 are as follows:

Non Current:
Net operating loss carry forward	$4,970,000
Valuation allowance	(4,970,000)
Net deferred tax asset	$-

NOTE 12 – SUBSEQUENT EVENT

Frank McDaniel  resigned from the Company’s Board of Directors on February 16, 2009.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement of Merger, dated as of August 6, 2008, by and between Roughneck Supplies, Inc. and Omnimmune Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed August 12, 2008.)

2.2
Agreement of Merger and Plan of Reorganization, dated as of August 7, 2008, by and among the Omnimmune Holdings, Inc., Omnimmune Acquisition Corp., and Omnimmune Corp. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed August 12, 2008.)

2.3
Certificate of Merger, effective August 6, 2008, merging Roughneck Supplies, Inc. with and into Omnimmune Holdings, Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed August 12, 2008.)

2.4
Articles of Merger, effective August 7, 2008, merging Omnimmune Corp. with and into Omnimmune Acquisition Corp. (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed August 12, 2008.)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 12, 2008.)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed August 12, 2008.)
4.1	Form of Executive Stock Option Agreement (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 12, 2008.)
4.2	Form of Investor Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed August 12, 2008.)
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed August 12, 2008.)
4.4	Form of Warrant (1st Interim Bridge Note Offering) (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed August 12, 2008.)
4.5	Form of Warrant (Phillip Costa, Jr. and Alejandro Romero) (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed August 12, 2008.)
4.6	Form of Warrant to Purchase Shares of Common Stock of Omnimmune Corp. (Frank E. McDaniel) (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed August 12, 2008.)
4.7	Form of Amended and Restated Convertible Demand Promissory Note with Warrant (incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed August 12, 2008.)
4.8	Form of Amended and Restated Convertible Demand Promissory Note (incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K filed August 12, 2008.)
4.9	Form of 10% Convertible Promissory Note (1st Interim Bridge Note Offering) (incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K filed August 12, 2008.)
4.10	Form of 10% Convertible Promissory Note (2nd Interim Bridge Note Offering) (incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K filed August 12, 2008.)
4.11	Convertible Promissory Note (Mark R. Wisner, P.C.) (incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K filed August 12, 2008.)
4.12	Second Amended and Restated Convertible Demand Promissory Note issued September 19, 2008 to Margie Chassman
10.1
Letter of Consent, effective as of January 31, 2009, to modifications of Unit Offering and Registration Rights Agreement of Omnimmune Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 20, 2009.)

10.2	Demand Promissory Note, dated October 31, 2008, issued to McDaniel & Henry, LLP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 25, 2008.)
10.3
Consulting Agreement, dated as of August 12, 2008, by and among Omnimmune Holdings, Inc., Becker Advisors, Ltd. and Howard Becker (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 15, 2008.)

10.4
Stock Option Agreement, dated as of August 12, 2008, by and between Omnimmune Holdings, Inc. and Howard Becker (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 15, 2008.)

10.5	Contingent Promissory Note (Harris A. Lichtenstein) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 12, 2008.)
10.6	Contingent Promissory Note (Alexander Krichevsky) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 12, 2008.)
10.7
Exclusive License Agreement, effective as of April 18, 2008, by and between Omnimmune Corp. and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed August 12, 2008.)

10.8
Amended and Restated License Agreement, dated as of February 1, 2005, between Allegheny-Singer Research Institute and Omnimmune Corp. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed August 12, 2008.)

10.9
Amendment #1 to Amended and Restated License Agreement, effective as of January 31, 2007, between Allegheny-Singer Research Institute and Omnimmune Corp. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed August 12, 2008.)

10.10
Termination Agreement, effective as of June 20, 2008, by and between Allegheny-Singer Research Institute and Omnimmune Corp. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed August 12, 2008.)

10.11
Second Amendment to Amended and Restated License Agreement, effective as of June 20, 2008, by and between Allegheny-Singer Research Institute and Omnimmune Corp. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed August 12, 2008.)

10.12
License Agreement, dated as of February 1, 2005, between The Trustees of Columbia University in the City of New York and Omnimmune Corp. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed August 12, 2008.)

10.13
First Amendment to License Agreement, dated March 29, 2005, between The Trustees of Columbia University in the City of New York and Omnimmune Corp. (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed August 12, 2008.)

10.14
Second Amendment to License Agreement, dated June 10, 2005, between The Trustees of Columbia University in the City of New York and Omnimmune Corp. (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed August 12, 2008.)

10.15
Amendment #3 to License Agreement, effective as of January 31, 2007, between The Trustees of Columbia University in the City of New York and Omnimmune Corp. (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed August 12, 2008.)

10.16
Master Termination Agreement, effective as of June 20, 2008, by and between The Trustees of Columbia University in the City of New York and Omnimmune Corp. (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed August 12, 2008.)

10.17
Fourth Amendment to License Agreement, dated as of June 20, 2008, by and between The Trustees of Columbia University in the City of New York and Omnimmune Corp. (incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed August 12, 2008.)

10.18
Exclusive License Agreement, entered into as of November 1, 2007, by and among Institut Gustave Roussy, IGR&D, S.A., and Omnimmune Corp. (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed August 12, 2008.)

10.19
Registration Rights Agreement, dated as of August 7, 2008, by and among Omnimmune Holdings, Inc. and the stockholders of Omnimmune Holdings, Inc. parties thereto (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed August 12, 2008.)

10.20
Registration Rights Agreement, dated as of November 1, 2003, between Omnimmune Corp. and Phillip B. Costa, Jr. (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K filed August 12, 2008.)

10.21
Tag-Along Rights Agreement, effective as of November 1, 2003, by and among Harris A. Lichtenstein, Alexander Krichevsky, and certain shareholders and derivative owners of Omnimmune Corp. (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K filed August 12, 2008.)

10.22	Form of Lock-Up Agreement between the Company and executive officers and certain stockholders (incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed August 12, 2008.)
10.23
Employment Agreement, entered into as of June 20, 2008, by and between Harris A. Lichtenstein and Omnimmune Corp. (incorporated by reference to Exhibit 10.19 to our Current Report on Form 8-K filed August 12, 2008.)

10.24
Employment Agreement, entered into as of June 20, 2008, by and between Alexander Krichevsky and Omnimmune Corp. (incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed August 12, 2008.)

10.25
Consulting Agreement, entered into as of March 1, 2008, between Omnimmune Corp. and Mark S. Germain (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K filed August 12, 2008.)

10.26
Gift Agreement entered into as of April 18, 2008, by and among The Ohio State University Medical Center, The Ohio State University Foundation and Omnimmune Corp. (incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K filed August 12, 2008.)

10.27
Amendment and Pledge dated July 31, 2008, to Gift Agreement entered into as of April 18, 2008, by and among The Ohio State University Medical Center, The Ohio State University Foundation and Omnimmune Corp. (incorporated by reference to Exhibit 10.23 to our Current Report on Form 8-K filed August 12, 2008.)

16.1
Letter from Schumacher & Associates, Inc. to the Securities and Exchange Commission dated August 19, 2008 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed September 5, 2008.)

21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1
Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.