Form 10-Q
period 2009-03-31
Omnimmune Holdings, Inc.
filed 2009-05-20
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2009 there were 8,814,921  shares of the issuer’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$2,359	$52,615

Total current assets	$2,359	$52,615

Liabilities and stockholders' deficiency
Current liabilities
Accounts payable and accrued liabilities	$722,738	$471,775
Line of credit	256,568	259,157
Accrued interest	186,889	192,380
Cash advance	110,000	100,000
Notes payable - current portion , net	437,046	-
Accounts payable and accrued liabilities-related party	360,000	351,748
Accrued interest- related party	477,616	424,210
Notes payable due to related parties, net	-	287,768

Total current liabilities	2,550,857	2,087,038

Long term portion of notes payable - net	562,534	709,035
Long term portion of notes payable, due to related parties, net	1,001,318	1,000,864

Total liabilities	4,114,709	3,796,937

Commitments and contingencies	-	-

Stockholders' deficiency
Common stock, $0.0001 par value; 50,000,000 shares authorized;
8,814,921 shares issued and outstanding
for both periods	880	880
Additional paid-in capital	15,603,198	15,592,797
Deficit Accumulated during the Development Stage	(19,716,428)	(19,337,999)
Total stockholder's deficit	(4,112,352)	(3,744,322)

	$2,359	$52,615

See notes to  consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
 (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Cumulative from Inception (January 15, 1997) to March 31,
	2009	2008	2009
Revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	321,741	430,126	12,838,750
Impairment of license agreement	-	-	1,701,936
Total operating expenses	321,741	430,126	14,540,686

Operating loss	(321,741)	(430,126)	(14,540,686)

Other expense:
Interest (income) expense, net	56,688	6,707,853	11,592,891
Cancellation of shares previously issued for license agreement	-	-	(842,514)
Gain on restructuring of debt	-	(5,677,726)	(5,574,635)
Total other (income) expense	(56,688)	(1,030,127)	(5,175,742)

Loss before taxes	(378,429)	(1,460,253)	(19,716,428)

Provision for taxes	-	-	-

Net loss	$(378,429)	$(1,460,253)	$(19,716,428)

Net loss per share - basic and diluted	$(0.04)	$(0.50)

Weighted average shares outstanding - basic and diluted	8,814,926	2,938,888

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Balance at January 15, 1997 (date of inception)	-	$-	$-	-	$-	$-	$-	$-	$-

Contribution of assets and liabilities by founder	11,229	112	49,888	1,055,507	106	43,466	-	-	43,572

Beneficial conversion feature of note payable for the year ended December 31, 1997	-	-	-	-	-	327,700	-	-	327,700

Loss for the year ended December 31, 1997	-	-	-	-	-	-	-	(1,366,300)	(1,366,300)

Balance as of December 31, 1997	11,229	$112	$49,888	1,055,507	$106	$371,166	$-	$(1,366,300)	$(945,028)

Beneficial conversion feature of note payable for the year ended December 31, 1998	-	-	-	-	-	43,000	-	-	43,000

Loss for the year ended December 31, 1998	-	-	-	-	-	-	-	(328,534)	(328,534)

Balance as of December 31, 1998	11,229	$112	$49,888	1,055,507	$106	$414,166	$-	$(1,694,834)	$(1,230,562)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Issuance of 55,553 shares of common stock for technology license at $1.10 per share	-	-	-	55,553	5	61,837	-	-	61,842

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Beneficial conversion feature of note payable for the year ended December 31, 1999	-	-	-	-	-	12,000	-	-	12,000

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Loss for the year ended December 31, 1999	-	-	-	-	-	-	-	(429,692)	(429,692)

Balance as of December 31, 1999	33,685	$336	$149,664	1,111,060	$111	$488,003	$-	$(2,124,526)	$(1,486,412)

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 11,229 shares of convertible preferred stock at $4.45 per share to investors	11,229	112	49,888	-	-	-	-	-	50,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Beneficial conversion feature of note payable for the year ended December 31, 2000	-	-	-	-	-	30,302	-	-	30,302

Loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(422,306)	(422,306)

Balance as of December 31, 2000	56,142	$560	$249,440	1,113,867	$111	$524,555	$-	$(2,546,832)	$(1,772,166)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Issuance of 1,055,507 shares of common stock at $2.24 per share in exchange for 2,500,000 shares in InVitro technology	-	-	-	1,055,507	107	59,894	-	-	60,001

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 60,665 shares of common stock at $2.24 per share for a technology license	-	-	-	60,665	7	135,060	-	-	135,067

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 7,018 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	7,018	2	15,624	-	-	15,626

Value of 14,036 warrants issued to consultants	-	-	-	-	-	15,500	-	-	15,500

Beneficial conversion feature of note payable for the year ended December 31, 2001	-	-	-	-	-	25,000	-	-	25,000

Loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(959,531)	(959,531)

Balance as of December 31, 2001	67,370	$672	$299,328	2,270,741	$227	$850,633	$-	$(3,506,363)	$(2,355,503)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Continued)

	Preferred Stock		Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Issuance of 1,123 shares of convertible preferred stock at $4.45 per share to investors	1,123	11	4,989	-	-	-	-	-	5,000

Conversion of 11,229 shares convertible preferred stock into 44,915 shares of common stock at $2.24 per share	(11,229)	(112)	(49,888)	44,915	4	49,996	-	-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(56)	(24,944)	11,229	2	24,998	-	-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(56)	(24,944)	11,229	2	24,998	-	-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(56)	(24,944)	11,229	1	24,999	-	-	-

Conversion of 16,843 shares convertible preferred stock into 33,686 shares of common stock at $2.24 per share	(16,843)	(56)	(74,832)	33,686	3	74,997	-	-	-

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Conversion of 16,843 shares convertible preferred stock into 33,686 shares of common stock at $2.24 per share	(16,843)	(168)	(74,832)	33,686	3	74,997	-	-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(168)	(24,944)	11,229	1	24,999	-	-	-

Conversion of 1,123 shares convertible preferred stock into 2,246 shares of common stock at $2.24 per share	(1,122)	(11)	(4,989)	2,246	-	5,000	-	-	-

Beneficial conversion feature of note payable for the year ended December 31, 2002	-	-	-	-	-	1,175,356	-	-	1,175,356

Loss for the year ended December 31, 2002	-	-	-	-	-	-	-	(3,061,599)	(3,061,599)

Balance as of December 31, 2002	-	$-	$-	2,430,190	$243	$2,330,973	$-	$(6,567,962)	$(4,236,746)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Beneficial conversion feature of note payable for the year ended December 31, 2003	-	-	-	-	-	29,401	-	-	29,401

Loss for the year ended December 31, 2003	-	-	-	-	-	-	-	(540,986)	(540,986)

Balance as of December 31, 2003	-	$-	$-	2,430,190	$243	$2,360,374	$-	$(7,108,948)	$(4,748,331)

Issuance of 1,404 shares of common stock at $2.24 to a consultant for services rendered	-	-	-	1,404	-	3,125	-	-	3,125

Issuance of 1,404 shares of common stock at $2.24 to a consultant for services rendered	-	-	-	1,404	-	3,125	-	-	3,125

Value of 26,107 warrants issued to consultants	-	-	-	-	-	93,000	-	-	93,000

Beneficial conversion feature of note payable for the year ended December 31, 2004	-	-	-	-	-	17,149	-	-	17,149

Loss for the year ended December 31, 2004	-	-	-	-	-	-	-	(1,252,796)	(1,252,796)

Balance as of December 31, 2004	-	$-	$-	2,432,998	$243	$2,476,773	$-	$(8,361,744)	$(5,884,728)

Issuance of 134,746 shares of common stock at $2.24 for a technology license	-	-	-	134,746	13	299,987	-	-	300,000

Issuance of 6,661 shares at $3.74 per share for cash	-	-	-	6,661	1	24,999	-	-	25,000

Beneficial conversion feature of note payable for the year ended December 31, 2005	-	-	-	-	-	72,000	-	-	72,000

Loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(1,141,448)	(1,141,448)

Balance as of December 31, 2005	-	$-	$-	2,574,405	$257	$2,873,759	$-	$(9,503,192)	$(6,629,176)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Issuance of 4,913 pursuant to an antidilution agreement	-	-	-	4,913	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 3,706 pursuant to an antidilution agreement	-	-	-	3,705	-	-	-	-	-

Issuance of 3,706 pursuant to an antidilution agreement	-	-	-	3,705	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 225 pursuant to an antidilution agreement	-	-	-	225	-	-	-	-	-

Beneficial conversion feature of note payable for the year ended	-	-	-	-	-	4,000	-	-	4,000

Loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(1,076,266)	(1,076,266)

Preferred Stock			Common Stock
Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity

Balance at December 31, 2006	-	$-	$-	2,591,893	$257	$2,877,759	$-	$(10,579,458)	$(7,701,442)

Issuance of 7,018 shares at $3.74 per share for services rendered	-	-	-	7,017	2	26,249	-	-	26,251

Issuance of 25,989 shares for $3.74 per share for licensing agreement	-	-	-	25,988	2	97,204	-	-	97,206

Issuance of 25,989 shares for $3.74 per share for licensing agreement	-	-	-	25,990	2	97,204	-	-	97,206

119,053 shares to be issued at $0.37 per share for license agreement	-	-	-	-	-	-	445,305	-	445,305

119,053 shares to be issued at $0.37 per share for license agreement	-	-	-	-	-	-	445,305	-	445,305

Beneficial conversion feature of note payable for the year ended December 31, 2007	-	-	-	-	-	6,604,430	-	-	6,604,430

Loss for the year months ended December 31, 2007	-	-	-	-	-	-	-	(2,768,669)	(2,768,669)

Balance at December 31, 2007	-	$-	$-	2,650,888	$263	$9,702,846	$890,610	$(13,348,127)	$(2,754,408)

Recapitalization upon reverse merger	-	-	-	3,000,000	300	(300)	-	-	-

Issuance of 119,053 shares of common stock at $0.37 per share, previously accrued	-	-	-	119,053	12	445,293	(445,305)	-	-

Preferred Stock			Common Stock
Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity

Issuance of 119,053 shares of common stock at $0.37 per share, previously accrued	-	-	-	119,053	12	445,293	(445,305)	-	-

Issuance of 1,055,507 shares of common stock for cash at a price of $0.011 per share	-	-	-	1,055,508	106	44,690	-	-	44,796

Issuance of 100,000 shares of common stock and 20,000 warrants to purchase additional shares of common stock at a price of $0.05 per share as a discount on notes payable	-	-	-	100,000	10	55,991	-	-	56,001

Issuance of 1,055,508 shares of common stock at a price of $0.03 per share to a board member for services	-	-	-	1,055,507	105	29,895	-	-	30,000

Issuance of 150,000 shares of common stock at a price of $1.25 per share to officers for services	-	-	-	150,000	15	187,485	-	-	187,500

Issuance of 137,500 shares of common stock at a price of $0.05 per share as a discount to notes payable	-	-	-	137,500	14	6,861	-	-	6,875

Preferred Stock			Common Stock
Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity

Sale of 707,200 shares of common stock and 707,200 warrants to purchase additional shares of common stock at a price of $2.50 per share for cash, net of costs of $359,729	-	-	-	707,200	71	1,408,200	-	-	1,408,271

Cancellation of shares issued for technology license	-	-	-	(279,788)	(28)	(842,486)	-	-	(842,514)

Value of options to purchase 2,250,000 shares of common stock at a price of $2,50 per shares issued to board member for extension of payment terms	-	-	-	-	-	2,811,962	-	-	2,811,962

Value of warrants to purchase 75,000 shares of common stock at $2,50 per share issued to a board member for services	-	-	-	-	-	93,733	-	-	93,733

Value of warrants to 70,180 shares of common stock at $1,78 per share issued to a board member for extension of credit terms	-	-	-	-	-	129,278	-	-	129,278

Value of vested portion of options issued to officer	-	-	-	-	-	54,848	-	-	54,848

Discount to notes payable due to beneficial conversion feature	-	-	-	-	-	1,019,208	-	-	1,019,208

Loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(5,989,872)	(5,989,872)

Balance as of December 31, 2008	-	$-	$-	8,814,921	$880	$15,592,797	$-	$(19,337,999)	$(3,744,322)

Value of vested portion of 100,000 options issued to officer (unaudited)	-	-	-	-	-	10,401	-	-	10,401

Loss for the three months ended March 31, 2009 (unaudited)	-	-	-	-	-	-	-	(378,429)	(378,429)

Balance as of March 31, 2009 (unaudited)	-	$-	$-	8,814,921	$880	$15,603,198	$-	$(19,716,428)	$(4,112,350)

 See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Cumulative from Inception (January 15, 1997) to March 31, 2009
Cash flows from operating activities:
Net loss	$(378,429)	$(1,460,253)	$(19,716,428)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	10,401	-	4,016,911
Amortization of discount on notes payable	3,2318	6,476,682	8,745,650
Impairment of technology licenses and equity securities	-	-	1,701,936
Gain on restructuring of debt	-	(5,677,726)	(5,577,000)
Redemption of shares previously issued for license agreement	-	-	(842,513)
Net change in operating assets and liabilities:
Advances to related party	-	-	(10,000)
Accounts payable and accrued liabilities	307,130	358,906	7,886,980

Net cash used in operating activities	(57,667)	(302,391)	(3,794,464)

Cash flows from investing activities:
Cash portion of investment in technology license	-	-	(6,000)

Net cash used in investing activities	-	-	(6,000)

Cash flows from financing activities:
Proceeds from cash advances	10,000	102,000	806,000
Principal payments on cash advances	-	-	(130,000)
Stock sold for cash, net of costs	-	-	1,738,271
Proceeds from (repayments) to line of credit	(2,589)	(2,320)	256,571
Principal payments on debt	-	-	(512,993)
Proceeds from notes payable	-	300,000	1,644,974

Net cash provided by financing activities	7,411	399,680	3,802,823

Net increase/ (decrease) in cash and cash equivalents	(50,256)	97,289	2,359

Cash and cash equivalents at beginning of period	52,615	209	-

Cash and cash equivalents at end of period	$2,359	$97,498	$2,359

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Cumulative from Inception (January 15, 1997) to March 31, 2009

Supplemental disclosures of cash flow information:

Cash paid during the period for: Interest	$3,051	$4,862	$67,374

Income Taxes	$-	$-	$-
Items not affecting cash flows:
Beneficial conversion feature of notes payable	$3,238	$6,476,682	$14,894,478

Common stock issued for services	$-	$-	$317,875

Notes payable issued under restructure of debt	$-	$-	$7,284,998

Value of warrant issued as discount on debt	$-	$129,278	$331,510

Notes payable issued for accounts payable	$-	$-	$287,768

Common stock issued for technology license	$-	$-	$751,326

Common stock issued for the conversion of preferred stock	$-	$-	$355,000

Notes payable issued for services	$-	$-	$3,746,971

Impairment of technology licenses	$-	$-	$616,908

Value of warrants issued for debt	$-	$-	$12,747

Issuance of common stock for cash	$-	$-	$1,408,271

Gain from the restructuring of debt	$-	$(5,677,726)	$(5,576,993)

Value of options issued for services	$10,401	$-	$2,877,210

Common stock exchanged for accounts payable	$-	$30,000	$30,000

Cash advance converted to notes payable	$-	$-	$521,200

Capitalization of interest on debt	$-	$-	$33,751

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Merger with Roughneck Supplies, Inc.

The predecessor of the Company was originally incorporated on February 22, 2007, in the State of Nevada as Roughneck Supplies, Inc. (“Roughneck”). On August 6, 2008, Roughneck merged with and into Omnimmune Holdings, Inc. On August 7, 2008, Omnimmune Corp., a privately held Texas corporation incorporated on January 15, 1997 merged with and into Omnimmune Acquisition Corp., a Delaware corporation, and a wholly-owned subsidiary of the Company formed for the purpose of the merger.  As a result, (i)  Omnimmune Corp became  a  wholly-owned subsidiary of the Company, (ii) the shareholders of Omnimmune Corp. became the majority stockholders of the Company and the shareholders prior to the merger were reduced to a minority ownership, (iii) the historical management of the Company resigned, and the management of Omnimmune Corp. became the management of the Company, (iv) the business of Omnimmune Corp. became the business of Omnimmune and the former business of Roughneck was eliminated, and (v) the historical financial statements of Omnimmune Corp. became the historical financial statements of the Company. Therefore, as a consequence of the two mergers, one on August 6, 2008 and one on August 7, 2008, Omnimmune (formerly Roughneck) went from being a public corporation domiciled in Nevada formerly in the business of marketing and retailing oil and gas drilling supply products with little or no continuing operations and a fiscal year end of May 31, to being a public company domiciled in Delaware in the biotechnology business with a fiscal year end of December 31.  These transactions are described in detail in the Company’s Form 8-K filed with the SEC on August 12, 2008, as amended on August 21, 2008, August 27, 2008 and September 5, 2008, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $378,429 and $1,460,253 for the three months ended March 31, 2009 and 2008, respectively; and $19,716,428 from inception (January 15, 1997) through March 31, 2009. In addition, the Company’s current liabilities exceed its current assets by $2,548,500 as of March 31, 2009. These factors among others, including the Company’s current cash position, which was $2,359 as of March 31, 2009, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

If operations and cash flows substantially improve, including through funds realized upon a debt or equity financing transaction, management believes that the Company can meets its ongoing obligations and continue to operate.  However, no assurance can be given that management’s actions will result in the resolution of its liquidity problems or its eventual emergence as a profitable company.

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

Long-lived Assets

In accordance with SFAS No.  144,  long-lived  assets to be held and used are analyzed for impairment  whenever  events or changes in  circumstances  indicate that the  carrying  amount  of an asset  may not be  recoverable.  SFAS No.  144 relates to assets that can be amortized and the life  determinable.  The Company evaluates  at each  balance  sheet date whether  events and  circumstances  have occurred  that  indicate  possible  impairment.  If there are  indications  of impairment, the Company uses future undiscounted cash flows of the related asset or asset  grouping over the remaining life in measuring  whether the assets are recoverable.  In the event such cash flows are not expected to be  sufficient to recover  the  recorded  asset  values,  the  assets  are  written  down to their estimated  fair value.  Long-lived  assets to be disposed of are reported at the lower of  carrying  amount or fair value of asset less the cost to sell.  During the three months ended March 31, 2009, and 2008, the Company recognized $0 impairment of long-lived assets.  From inception to March 31, 2009 an impairment of license agreement in the amount of $1,701,936 was recorded.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Net Income (Loss) Per Common Share

The Company computes earnings per share under Financial  Accounting Standard No. 128,  "Earnings Per Share" (SFAS 128).  Net loss per common share is computed by dividing net loss by the weighted  average  number of shares of common stock and dilutive common stock equivalents  outstanding during the year.  Dilutive common stock  equivalents  consist of shares  issuable upon  conversion of  convertible notes and the exercise of the Company's  stock options and warrants  (calculated using the  treasury  stock  method).  During the three months ended March 31, 2009 and 2008, and from inception to March 31, 2009,  common stock equivalents  were not  considered  in the  calculation  of the weighted  average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

At March 31, 2009, the following convertible securities were not included  in fully-diluted loss per share because the result would have been anti-dilutive:  Options to purchase 2,350,000 shares at $2.50 per share; Warrants to purchase 25,265 shares at $0.10 per share, warrants to purchase 70,180 shares at $1.78 per share, warrants to purchase 75,000 shares at $2.50 per share, and warrants to purchase 727,200 shares at $5.00 per share; debt convertible into 5,368,886 shares at $0.18 per share, and debt convertible into 2,000,000 shares at $0.50 per share.

At March 31, 2008, the following convertible securities were not included  in fully-diluted loss per share because the result would have been anti-dilutive:  Warrants to purchase 84,216 shares at $0.10 per share, warrants to purchase 70,180 shares at $1.78 per share, and warrants to purchase 15,000 shares at $5.00 per share; debt convertible into 5,705,776  shares at $0.18 per share, and debt convertible into 2,067,090 shares at $0.50 per share.

Research and Development

The Company  accounts for research and development  costs in accordance with the Financial   Accounting  Standards  Board's  Statement  of  Financial  Accounting Standards  No. 2 ("SFAS 2"),  "Accounting  for Research and  Development  Costs." Under SFAS 2, all research and development  costs must be charged to expense as  incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and  developments  costs are expensed  when the contracted  work has been performed or as milestone  results have been achieved. Company-sponsored research and  development  costs  related to both present and future  products  are expensed in the period  incurred.  There were no expenditures  on research and product  development for the three months ended March 31, 2009 and 2008, and from inception through March 31, 2009.

Concentrations of Credit Risk

Financial  instruments and related items, which potentially  subject the Company to  concentrations  of credit risk,  consist primarily of cash, cash equivalents and related party  receivables.  The Company  places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC  insurance  limit.

Comprehensive Income

Statement of Financial  Accounting  Standards No. 130 ("SFAS  130"),  "Reporting Comprehensive  Income,"  establishes  standards for reporting and  displaying of comprehensive  income,  its components and accumulated  balances.  Comprehensive income is defined to include all changes in equity except those  resulting  from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires  that all items that are required to be  recognized  under  current accounting  standards as  components  of  comprehensive  income be reported in a financial  statement  that is  displayed  with  the  same  prominence  as  other financial  statements.  During the three months ended March 31, 2009 and 2008 there were no terms of other comprehensive income.

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

A summary of option activity under the Plan as of March 31, 2009, and changes during the period ended are presented below:
	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,350,000	$2.50
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2009	2,350,000	$2.50
Vested at March 31, 2009	2,302,537	$2.50
Non-vested at March 31, 2009	47,463	$2.50

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.40 as of March 31, 2009, and the exercise price multiplied by the number of options outstanding. As of March 31, 2009, total unrecognized stock-based compensation expense related to stock options was $58,945. The total fair value of options vested during the three months March 31, 2009 and 2008 was $10,401 and $0, respectively.

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

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2009 and December 31, 2008 of  $722,738 and $471,775, respectively, consist of trade payables. Accounts payable and accrued liabilities – related parties at March 31, 2009 and December 31, 2008 of $360,000 and $351,748, respectively, consist of accrued liabilities to directors for services performed.

3. LINE OF CREDIT

The Company has bank loan and credit card agreements with various banks. The bank loan is jointly guaranteed by two of the Company’s shareholders.  The Company's Chief Executive Officer, Harris Lichtenstein, co-signs the credit card agreements  and remains jointly liable with the Company on all outstanding amounts due for these credit card liabilities. At March 31, 2009 and December 31, 2008, the Company had the following amounts due under its loan and credit agreement:

	March 31, 2009	December 31, 2008
Bank loan	$149,976	$149,976
Credit cards	106,592	109,181
Total	$256,568	$259,157

4. ACCRUED INTEREST

Notes payable and accrued interest at  March 31, 2009 and December 31, 2008 is summarized as follows:

	March 31,	December 31,
	2009	2008
Number of notes payable	16	16
Number of notes payable - related party	4	5

Principal amount - notes payable	$999,580	$709,035
Principal amount - notes payable - related party	$1,001,318	$1,288,632

Accrued interest	$186,889	$192,380
Accrued interest - related party	$477,616	$424,210

Interest expense (net) consisted of the following for the three months ended March 31, 2009 and 2008:

	March 31,
	2009	2008
Accrued interest - notes payable	$46,699	$18,485
Accrued interest - notes payable – related party	1,216	77,542
Bank credit line	3,051	3,353
Amortization of discount on notes payable	3,238	6,476,682
Amortization of discount on accounts payable	-	129,278
Credit Cards	2,487	2,513
Interest (income)	(3)	-
Total	$56,688	$6,707,853

5. CASH ADVANCES

During the three months ended March 31, 2009, the Company received $10,000 in new non-interest bearing payable on demand, unsecured cash advances from a shareholder.

6. NOTES PAYABLE

At March 31, 2009, the Company had outstanding 16 notes payable in the aggregate principal amount of $2,943,245, none  of which was in default.

The Company has convertible notes payable outstanding which contain a provision for contingent warrants that are potentially issuable.  Pursuant to the convertible notes agreements, these warrants are issuable if  the note holder elects to convert at least 25% of the principal amount of the note during the term of the note.  At March 31, 2009, there are contingent 5 year warrants issuable to purchase an aggregate of 43,000 shares  of the Company’s common stock at a price of $5.00 per share.

The following table summarizes amounts due under the notes payable at March 31, 2009 and December 31, 2008:

	Principal balance:
	March 31, 2009	December 31, 2008
Total outstanding	$2,943,245	$2,943,252
Less discount on notes payable	(942,347)	(945,585)
Net Total	2,000,898	1,997,667
Less current portion	(437,046)	(287,768)
TOTAL	$1,563,852	$1,709,899

The following table lists the notes payable at March 31, 2009 and December 31, 2008:

Principal balance:,
March 31, 2009	December 31, 2008
Convertible note payable to a related party in the amount of $2,000,000 dated June 14, 1994. On March 3, 2007, this note was replaced with a new note in the amount of $3,170,188, which included accrued interest in the amount of $959,089, a salary payable of $106,575, and a loss of $104,524.  On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $2,670,188 was forgiven by the note holder. The note signed on March 2, 2008, is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  Interest in the amount of $0 and $37,087 was accrued on these  notes during the three  months ended March 31, 2009 and 2008, respectively. Total accrued interest at March 31, 2009 and 2008 amounted to $222,521.

$500,000	$500,000
Convertible note payable to a related party in the amount of $1,170,356 dated May 15, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $1,342,127, which included accrued interest of $379,324, and a gain of $207,553. On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $842,127 was forgiven by the debt holder. The note dated March 1, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. Interest in the amount of $0 and $15,701 was accrued on these notes during the three months ended March 31, 2009 and 2008, respectively.  Total accrued interest at March 31, 2009 and 2008 amounted to $94,206.

500,000	500,000
Convertible note payable to a related party in the amount of $25,000 dated March 10, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $30,211, which includes accrued interest of $4,938 and a loss of $272.  On March 31, 2008, this note was replaced with a new note, which includes accrued interest of $3,021. The note bears interest at the rate of 10% per annum, and was due in full on February 28, 2013.  This note is convertible into common stock of the Company at a conversion price of $0.1781 per share. A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $819 and $779 was accrued on this note during the three months ended March 31, 2009 and 2008, respectively. Total accrued interest at March 31, 2009 and 2008 amounted to $3,605 and $282, respectively.

33,232	33,232

Principal balance:
March 31, 2009	December 31, 2008
Convertible note payable to a related party in the amount of $37,000 dated February 26, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $44,848, which included accrued interest of $6,418, and loss of $1,430. On March 1, 2008, this note was replaced with a new note, which includes accrued interest of $4,485.  The note bears interest at the rate of 10% per annum, and is due in full on February 1, 2013. This note is convertible into common stock of the Company at a conversion price of $1.78 per share. A beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8% Interest in the amount of $1,216 and $1,156 was accrued on this note during the three months ended March 31, 2009 and 2008, respectively.  Total accrued interest at March 31, 2009 and 2008 amounted to $5,352 and $419, respectively.

49,333	49,333
Note payable in the amount of $8,110 dated December 31, 1997.  On March 3, 2007, this note was replaced with a new note in the amount of $19,442, which included accrued interest of $7,437, and loss of $3,895. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $479 and $485 was accrued on this note during the three months ended March 31, 2009 and 2008, respectively.  Total accrued interest at March 31, 2009 and 2008  amounted to $4,054 and $2,109, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.

19,442	19,442
Note payable in the amount of $11,932 dated December 31, 1999.  On March 3, 2007, this note was replaced with a new note in the amount of $23,641, which included accrued interest of $8,168, and a loss of $3,540. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $583 and $589 was accrued on this note during the three months ended March 31, 2009 and 2008.  Total accrued interest at March 31, 2009 and 2008  amounted to $4,929 and $2,565, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.

23,641	23,641
Note payable in the amount of $33,860 dated December 31, 2000.  On March 3, 2007, this note was replaced with a new note in the amount of $60,971, which included accrued interest of $20,882, and a loss of $6,228. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $1,503 and $1,520 was accrued on this note during the three months ended March 31, 2009 and 2008. Total accrued interest at March 31, 2009 and 2008  amounted to $12,712 and $6,615, respectively.  During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.

60,971	60,971
Note payable in the amount of $25,000 dated February 28, 2001. On March 3, 2007, this note was replaced with a new not in the amount of $44,355, which included accrued interest in the amount of $15,014, and a loss of $4,341. On March 1, 2008, this note was replaced with a new note in the amount of $127,305, which consolidated two other notes payable to this note holder in the amounts of $41,774, and $28,603, and accrued interest of $11,573.The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares  of common stock at a rate of $1.78 per share.  A beneficial conversion in the amount of $127,305 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.2%. Interest in the amount of $3,139 and $1,810 was accrued on this note during the three months ended March 31, 2009 and 2008. Total accrued interest at March 31, 2009 and 2008 amounted to $13,812 and $1,081, respectively.

127,305	127,305
Note payable in the amount of $16,750 dated June 1, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $45,224, which included accrued interest in the amount of $14,275, and a loss of $3,322. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $1,115 and $1,128 was accrued on this note during the three months ended March 31, 2009 and 2008. Total accrued interest at March 31, 2009 and 2008  amounted to $9,429 and $4,906, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.

45,224	45,224
Note payable in the amount of $18,000 dated June 1, 2002.  On March 3, 2007, this note was replaced wit ha new note in the amount of $28,350, which included accrued interest in the amount of $8,551, and a loss of $1,798. On March 1, 2008, a new note replaced with a new note in the amount of $31,185, which includes accrued interest in the amount of $2,835. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares  of common stock at a rate of $1.78 per shares.  A beneficial conversion feature in the amount of $31,285 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $769 and $734 was accrued on this note during the three months ended March 31, 2009 and 2008. Total accrued interest at March 31, 2009 and 2008 amounted to $3,383 and $265, respectively.

31,185	31,185

Principal balance:
March 31, 2009	December 31, 2008
Note payable in the amount of $62,019 dated July 1, 2005. On January 1, 2007, this note was replaced with a new note in the amount of $94,334, which included accrued interest of $9,328, and a loss of 422,987. On March 1, 2008, a new note replaced this note in the amount of $91,149, which includes accrued interest in the amount of $2,221. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares  of common stock at a price of $1.78 per share.  A beneficial conversion feature was recorded in the amount of $91,149 on the note. Interest in the amount of $2,173 and $2,183 was accrued on this note during the three months ended March 31, 2009 and 2008. Total accrued interest at March 31, 2009 and 2008 amounted to $8,812 and $0, respectively.

88,132	88,139
Note payable in the amount of $25,000 dated October 6, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $28,603, which included interest in the amount of $3,500, and a loss of $103. On March 1, 2008, this note was consolidated into a new note, shown above. Interest in the amount of $716 and $680 was accrued on this note during the three months ended March 31, 2009 and 2008. Total accrued interest at March 31, 2009 and 2008 amounted to $3,184 and $246, respectively.

29,025	29,025
Note payable in the amount of $69,806 dated March 3, 2007. On March 1, 2008, this note was replaced with a new note in the amount of $76,787, which included accrued interest in the amount of $6,981. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares (post shares) of common stock at a rate of $1.78 per share.  A beneficial conversion feature in the amount of $76,787 was recorded on the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $1,893 and $1,740 was accrued on this note during the three months ended March 31, 2009 and 2008.  Total accrued interest at March 31, 2009 and 2008 amounted to $8,272 and $593, respectively.

76,787	76,787
Note payable  in the amount of $550,000 dated June 24, 2008.  The note bears interest at a rate of 10% per annum, and is due in full on June 24, 2010.  This note becomes convertible into shares  of common stock upon the closing of a qualified financing.  Interest in the amount of $13,562 and $0 was accrued during the three months ended March 31, 2009 and 2008.  Total accrued interest at March 31, 2009 and 2008 amounted to $42,192 and $0, respectively.

550,000	550,000
Note payable in the amount of $521,200 dated March 1, 2008. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into common stock at a rate of $1.78 per share.  A beneficial conversion feature in the amount of $521,200 was recorded and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%.  Interest in the amount of $12,852 and $4,777 was accrued on this note during the three months ended March 31, 2009 and 2008.  Total accrued interest at March 31, 2009 and 2008 amounted to $59,724 and $4,777, respectively.

521,200	521,200
Note payable in the amount of $287,768 dated October 31, 2008.  The note bears interest at a rate of 10% per annum, and is due in full on June 30, 2009.  Interest in the amount of $7,096 and $0 was accrued on this note during the three months ended March 31, 2009 and 2008.  Total accrued interest at March 31, 2009 and 2008 amounted to $11,905 and $0, respectively.

287,768	287,768

Total outstanding	$2,943,245	$2,943,252
Less discount on notes payable	(942,347)	(945,585)
Total – net of discounts	2,000,898	1,997,667
Less current portion – net of discounts	(437,046)	(287,768)
Long-term portion – net of discounts	$1,563,852	$1,709,899

Related Party	1,001,318	1,288,632
Related Party – current portion	-	287,768
Related Party – long term portion	$1,001,318	$1,000,864

Non-related party	$999,580	$709,035
Non-related party – current portion	437,046	-
Non-related party – long term portion	$562,534	$709,035

7. EQUITY

On July 8, 2008, the Company filed an amendment to its certificate of incorporation in the State of Delaware amending the number of authorized shares from 300,000,000 to 50,000,000 and the par value from $0.01 to $0.0001. At December 31, 2008 and December 31, 2007, the Company had issued and outstanding 8,814,921 and 2,650,892 shares of common stock, respectively.  No shares of preferred stock are issued or outstanding.

The Company completed a 1-for-2.8072 split of its common stock, effective March 27, 2008. The Company completed a 10-for-1 reverse split of its common stock effective June 9, 2008.  Each of these stock splits is accounted for in all share numbers included in this report, unless otherwise indicated.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of March 31, 2009:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10	25,265	0.29	$0.10	25,265	0.29
1.78-2.50	145,180	6.67	1.78-2.50	145,180	6.67
5.00	727,200	4.36	5.00	727,200	4.36
Total	897,645	4.62		897,645	4.62

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2008:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10	84,215	0.21	$0.10	84,215	0.21
1.78-2.50	145,180	6.92	1.78-2.50	145,180	6.92
5.00	727,200	4.61	5.00	727,200	4.61
Total	956,595	4.57		956,595	4.57

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	956,596	$4.14
Granted	-	-
Exercised	-	-
Cancelled or expired	(58,951)	0.10
Outstanding at March 31, 2009	897,645	$4.40

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

Options

During the year ended December 31, 2008, the Company issued unvested options to purchase 100,000 shares  of common stock at a price per share of $2.50. These options were valued at an aggregate of $124,192, and vest at the following rate: 33,000 vested at the time of issuance, and the balance vest over a 23 month period.  During the three months ended March 31, 2009, the Company charged to operations the fair value of the vested options, or $10,401.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of March 31, 2009:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	9.02	$2.50	2,302,537	9.02
Total	2,350,000	9.02		2,302,537	9.02

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2008:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	9.27	$2.50	2,285,791	9.27
Total	2,350,000	9.27		2,285,791	9.27

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	2,350,000	$2.50
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2009	2,350,000	$2.50
Exercisable at March 31, 2009	2,302,537	$2.50
Not exercisable at March 31, 2009	47,463	$2.50

8. RELATED PARTIES

Amounts due to related parties at March 31, 2009 consisted of the following:

Convertible Notes Payable to related parties

The Company has a note payable outstanding to its Chief Executive Officer, in the amount of $500,000 at March 31, 2009 and December 31, 2008. The note is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. During the three months ended March 31, 2009 and 2008, the Company accrued no interest on these notes.

The Company has a convertible note payable outstanding to Dennis Lichtenstein, a relative of the Chief Executive Officer, in the amount of $49,333 at March 31, 2009 and December 31, 2008. The note bears interest at a rate of 10% per annum. During the three months ended March 31, 2009 and 2008, the Company accrued interest in the amount of $1,216 and $1,156, respectively. beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%.  As of March 31, 2009 a discount in the amount of $48,545 remained on this note.

The Company has a note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount of $500,000 at March 31, 2009 and December 31, 2008. The note is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  During the three months ended March 31, 2009 and 2008, the Company accrued no interest on these notes.

The Company has a note payable outstanding to Jennie Fay Lichtenstein, a relative of the Chief Executive Officer, in the amount of $33,232 at March 31, 2009 and December 31, 2008. This note bears interest at a rate of 10% per annum. During the three months ended March 31, 2009 and 2008, the Company accrued interest in the amount of $819 and $779, respectively. . A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%.  As of March 31, 2009, a discount in the amount of $32,702 remained on this note.

Accounts Payable- related parties

The Company had a liability with a director for consulting fees payable in the amount of $360,000 at March 31, 2009.

9. COMMITMENTS AND CONTINGENCIES

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

The Company and ASRI agreed to further amend the ASRI License Agreement which amendment became effective February 1, 2007. As part of the amendment, ASRI granted the Company an extension on the first payment of licensing fees from the original due date of February 1, 2007 to May 1, 2007.  During the three months ended March 31, 2008, the Company issued 119,053 shares of common stock previously accrued, and has issued a total of 145,042 shares of common stock under this agreement.

The Company and ASRI agreed to further amend the license agreement, which amendment became effective June 30, 2008.  ASRI granted the Company an extension of the second payment of licensing fees from the original due date of February 1, 2008 to June 30, 2008.   Thereafter, ASRI agreed to further extend from February 1, 2009 to August 1, 2009, the license fee of $50,000.  As of March 31, 2009, the Company has paid $50,000  in licensing fees under this agreement.   The Company is current in its obligations under the ASRI License Agreement, as extended.

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

During the year ended December 31, 2008, the Company entered into an amendment to the Columbia License Agreement, pursuant to which Columbia terminated the Stock Purchase agreement. As a result, the Company cancelled 279,788 shares of common stock, which had been previously issued to Columbia. Also during the year ended December 31, 2008, the Company and Columbia agreed to further amend the Columbia License Agreement which amendment became effective June 30, 2008. The annual license maintenance fees have been amended to the schedule shown below:

$52,500 due on or before May 1, 2009

$75,000 due on or before May 1, 2010

$60,000 due on May 1 each year thereafter

Columbia and the Company recently agreed to a further amendment to the Columbia License Agreement, pursuant to which the $52,500 license maintenance fee due on May 1, 2009 was split into two equal payments of $26,250, the first of which continued to be due on May 1, 2009, and the second of which was extended to August 1,2009.    The Company has not made the required payment of  $26,250 that was due on May 1, 2009, nor has it received a formal extension from Columbia with respect thereto.  However, Columbia has not, as of the date of this report, declared a default under the Columbia License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the Columbia License Agreement could be terminated.

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

€10,000 during the fiscal year ending December 31, 2008

€20,000 during the fiscal year ending December 31, 2009

€35,000 during the fiscal year ending December 31, 2010

€50,000 on or before November 1, 2011 and €50,000 every year thereafter

During the year ended December 31, 2007, the Company paid $36,087 (approximately €25,000).

In accordance with the above described schedule, on November 1, 2008, the Company was obligated to pay a total of €60,000 to IGR in license fees and maintenance fees, which payments were not made. The Company and IGR agreed to modify the payment schedule described above, so that the €10,000 would continue to be due as originally scheduled (subject to issuance of an invoice by IGR), and the license fee €50,000 otherwise due on November 1, 2008, became payable in two equal installments of €25,000 on March 1, 2009 and June 1, 2009, respectively.   The €10,000  license fee was timely paid on December 1, 2008.

Thereafter, IGR agreed to split the €25,000 payment that would otherwise have been due on March 1, 2009, into two payments, the first of which was in the amount of €15,000 and continued to be due in March 2009.  The second payment of  €10,000 became due no later than June 2009.  The Company paid to IGR  €12,000 of the  €15,000 that was due in March, and expects to pay the balance of €3,000 in the near term.  Upon such payment, the Company will be current with IGR under the IGR License Agreement.  However, the Company has no formal agreement with IGR to extend the €3,000 payment, nor does it have currently available funds with which to pay the forthcoming payment of €25,000 due in June 2009.  However, IGR has not, as of the date of this report, declared a default under the IGR License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the IGR License Agreement could be terminated.

Ohio State Licensing Agreement

The Company entered into a licensing agreement (the “OSU License Agreement”) with Ohio State University (OSU) that was effective April 18, 2008, pursuant to which  OSU granted the Company rights to use the Licensed Patents, Licensed Material and Licensed Information (each as defined in the OSU License Agreement). The Company agreed to pay a one time license fee of $300,000, of which $5,000 was paid on execution, $45,000 was paid on the first business day following the Phase 1 Data Review Period, $50,000 was paid three months after first payment, $100,000 was due November 15, 2008, $50,000 is due June 30, 2009, and $50,000 is due September 30, 2009. In addition, the Company agreed to reimburse OSU for its patent expenses according to the schedule below:

 $12,738 payable in eight quarterly payments beginning October 1, 2009

As of March 31, 2009, the Company has paid $300,000 in licensing fees under this agreement.

With respect to the license fee of $100,000 that would otherwise have been due on November 15, 2008, the parties agreed that  $10,000 was due in November 2008, which payment was timely made, $40,000 was due on March 1, 2009 and the balance of $50,000 would be due on June 30, 2009.  In addition, the $50,000 license fee that would have been due on June 30, 2009 was extended until September 30, 2009.   Interest shall accrue on all payments not made according to the original schedule.  The Company failed to make the payment to OSU of the $40,000 license fee that was due on March 1, 2009.  However, OSU has not, as of the date of this report, declared a default under the OSU License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the OSU License Agreement could be terminated.

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

Results of Operations

As a development stage pharmaceutical company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.  We have incurred operating losses of $378,429 and $1,460,253 for the three months ended March 31, 2009 and 2008, respectively, and as of March 31, 2009, we had an accumulated deficit of $19,716,428.

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

Three Months Ended March 31, 2009 and March 31, 2008

Revenue

As a development stage pharmaceutical company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.

Costs and Expenses

Our selling, general and administrative expenses decreased approximately 25% to $321,741  in the three months ended March 31, 2009, from $430,126 in the same period in 2008.  For the three months ended March 31, 2008, selling, general, and administrative expenses increased primarily due to payroll and employee benefits of $134,750; license fees of $72,496; consulting fee of $62,850; legal and accounting fees of $30,921; non cash compensation of $10,399; and office rent expense of $2,320. The decrease in the selling, general and administrative expenses was the result of a reduction in legal fees, due to the completion of the reverse merger and the financings in the prior period.

Net Loss

For the reasons stated above, our net loss for the three months ending March 31, 2009 was $378,429 , compared to a net loss for the three months ending March 31, 2008 of $1,460,253.  For the period since inception January 15, 1997 through March 31, 2009, our accumulated net loss is $19,716,428.

These  losses, in addition to a lack of continuing operations, raises substantial doubt about our ability to continue as a going concern.  Also, as of May 19, 2009, we had less than $5,000 of cash on hand.   Accordingly, absent an immediate infusion of new capital, we will be unable to meet our ongoing obligations on a timely basis.  Since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund future operations, will be completely dependent on additional debt and equity financing arrangements to fund future operations.

Liquidity and Capital Resources

At March 31, 2009, we had a cash balance of $2,359 and less than $5,000 as of May 19, 2009.  In the absence of substantial and immediate new funding, we will not have sufficient cash to fund our ongoing payment obligations to our employees, consultants, licensors, or other creditors. We have financed ourselves primarily through cash on hand and through loans from shareholders and investors in our bridge financings and private placement offerings. Subsequent activities have reduced the Company’s cash to less than $5,000.

Net cash flow used in operating activities was $57,667 for the three months ended March 31, 2009, compared to net cash flow used in operating activities of $302,391 for the same period in 2008. From inception through March 31, 2009, cash flows used in operating activities were $3,794,464.

Net cash provided by financing activities was $7,411 for the three months ended March 31, 2009, compared to $399,680  for  the same period in 2008.   From inception through March 31, 2009, we have generated $3,802,823 in cash from financing activities.  We have financed our operations primarily through loans from shareholders and investors in our bridge financings and private placement equity offerings.

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

A summary of option activity under the Plan as of March 31, 2009, and changes during the period ended are presented below:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	2,350,000	$2.50
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2009	2,350,000	$2.50
Exercisable at March 31, 2009	2,302,537	$2.50
Not exercisable at March 31, 2009	47,463	$2.50

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.40 as of March 31, 2009, and the exercise price multiplied by the number of options outstanding. As of March 31, 2009, total unrecognized stock-based compensation expense related to stock options was $58,945. The total fair value of options vested during the three months March 31, 2009 and 2008 was $10,401 and $0, respectively.

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

Income Taxes.  As of March  31, 2009, we had aggregate unused net operating loss carryforwards of approximately $14,500,000.  These carryforwards may be used to reduce future tax liabilities and expire at various dates through 2027.  Our use of current net operating loss carryforwards may be substantially limited as a result of the change in ownership related to the Merger and the Offering.

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

As of March 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Dr. Harris Lichtenstein. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009 and December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized for management and reported within the time periods specified in the rules and forms of the SEC.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in the evaluation that occurred during our first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The auditor’s report on our financial statements for the year ended December 31, 2008 expresses an opinion that substantial doubt exists as to whether Omnimmune can continue to meet its ongoing obligations and remain in business.  Because Omnimmune has been issued an opinion by its auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development and commercialization of our products.  We may seek additional funds through private placements of equity or the incurrence of additional debt.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We require additional financing, and an inability to raise the necessary capital or to do so on acceptable terms would threaten our ability to stay in business.

As of March 31, 2009, we had cash and cash equivalents of approximately $2,359, and that balance is less than $5,000 as of the date of this report.  The Company has been unable to meet certain of its ongoing obligations, including payments due to consultants, noteholders, licensors and other creditors.   Absent immediate additional infusions of capital, the Company does not have sufficient liquidity to meet its ongoing obligations on a timely basis, and must resort to consensual extensions and hope that creditors will refrain from pursuing default remedies with respect to delinquent obligations of the Company.  The limited amount of cash on hand jeopardizes the Company’s ability to fund operations and satisfy its ongoing obligations in a timely manner, including to the licensors of its core technologies.

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

Given our significant cash flow limitations and our inability to raise additional capital, we have had difficulties making required milestone and other payments under certain of our license agreements, and we are delinquent with respect to certain of such payments, including OSU ($40,000 due March 2009) and IGR (€3000 due March 2009) and we are at significant risk of additional delinquencies with respect to forthcoming payments due under our license agreements.  Although none of our licensors has declared a default under its respective license agreement, there is  no certainty that such licensors will continue to refrain from calling a default under its license agreement or that we will have sufficient available funds with which to make such payment within the cure period if a default were called.  If a default is called and we do not timely cure, the affected license agreement could be terminated.

There is also no assurance that we will be able to remain current in the payment of our license fees on a go-forward basis, or that the respective licensors will cooperate in any requests for waivers or extensions. All of the license agreements require the licensors to give written notice of any payment default, which would then commence a period of between 30 days and 90 days, depending on the particular license agreement, during which time the Company could cure the default. If we default in the payment of any of our obligations to our licensors, there is no assurance that we will be in a position to cure any such defaults during the particular cure period. In that event, the continued existence and/or exclusivity of the affected license could be at risk.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	NAME OF EXHIBIT
2.1
Agreement of Merger, dated as of August 6, 2008, by and between Roughneck Supplies, Inc. and Omnimmune Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 12, 2008).

2.2
Agreement of Merger and Plan of Reorganization, dated as of August 7, 2008, by and among the Omnimmune Holdings, Inc., Omnimmune Acquisition Corp., a wholly owned subsidiary of the Company, and Omnimmune Corp. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on August 12, 2008).

2.3
Certificate of Merger, effective August 6, 2008, merging Roughneck Supplies, Inc. with and into Omnimmune Holdings, Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on August 12, 2008).

2.4
Articles of Merger, effective August 7, 2008, merging Omnimmune Corp. with and into Omnimmune Acquisition Corp. (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed on August 12, 2008).

4.1	Second Amended and Restated Convertible Demand Promissory Note
10.1
Registration Rights Agreement, dated as of August 7, 2008, by and among Omnimmune Holdings, Inc. and the stockholders of Omnimmune Holdings, Inc. parties thereto (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed on August 12, 2008).

10.2	Form of Lock-Up Agreement between the Company and executive officers and certain stockholders (incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed on August 12, 2008).
10.3
Amendment and Pledge dated July 31, 2008, to Gift Agreement entered into as of April 18, 2008, by and among The Ohio State University Medical Center, The Ohio State University Foundation and Omnimmune Corp. (incorporated by reference to Exhibit 10.23 to our Current Report on Form 8-K filed on August 12, 2008).

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

OMNIMMUNE HOLDINGS, INC.

Dated: May 20, 2009	/s/ HARRIS A. LICHTENSTEIN
Harris A. Lichtenstein
Chief Executive Officer