Form 10-Q
period 2009-06-30
Omnimmune Holdings, Inc.
filed 2009-08-19
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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

As of August 15, 2009 there were 8,814,921  shares of the issuer’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2009	2008
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$2,341	$52,615
Prepaid insurance	1,039	-

Total current assets	3,380	52,615

Liabilities and stockholders' deficiency
Current liabilities
Accounts payable and accrued liabilities	738,287	471,775
Line of credit	254,072	259,157
Accrued interest	233,279	192,380
Cash advance	200,000	100,000
Notes payable - current portion , net	987,046	-
Accounts payable and accrued liabilities-related party	652,165	351,748
Accrued interest- related party	479,674	424,210
Notes payable due to related parties, net	-	287,768

Total current liabilities	3,544,523	2,087,038

Long term portion of notes payable - net	16,757	709,035
Long term portion of notes payable, due to related parties, net	1,001,898	1,000,864

Total liabilities	4,563,178	3,796,937

Commitments and contingencies	-	-

Stockholders' deficiency
Common stock, $0.0001 par value; 50,000,000 shares authorized;
8,814,921 shares issued and outstanding
for both periods	880	880
Additional paid-in capital	15,613,597	15,592,797
Common stock subscribed	1,137	-
Deficit Accumulated during the Development Stage	(20,175,412)	(19,337,999)
Total stockholder's deficit	(4,559,798)	(3,744,322)

	$3,380	$52,615

See notes to  consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
 (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Cumulative from
For the Three	For the Three	For the Six	For the Six	Inception
Months Ended	Months Ended	Months Ended	Months Ended	(January 15, 1997)
June 30,	June 30,	June 30,	June 30,	to June 30,
2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Sales, general and administrative expenses	400,166	3,725,892	721,907	4,156,018	13,238,916
Impairment of license agreement		-	-	-	1,701,936
Total operating expenses	400,166	3,725,892	721,907	4,156,018	14,940,852

Operating loss	(400,166	(3,725,892	(721,907	(4,156,018)	(14,940,852)

Other expense:
Interest (income) expense, net	58,818	161,484	115,506	6,869,337	11,651,709
Cancellation of shares previously issued for license agreement		(842,514	-	(842,514)	(842,514
Gain on restructuring of debt	-	(22,561	-	(5,700,287)	(5,574,635)
Total other (income) expense	(58,818)	703,591	(115,506	(326,536)	(5,234,560)

Loss before income taxes	(458,984)	(3,022,301	(837,413	(4,482,554)	(20,175,412)

Provision for income taxes	-	-	-	-	-

Net loss	(458,984)	(3,022,301	(837,413	$(4,482,554)	$(20,175,412)

Net loss per share - basic	$(0.05)	$(0.61)	$(0.09)	$(1.13)	$-

Weighted average shares outstanding - basic	8,814,926	4,976,630	8,814,926	3,964,784

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity
Issuance of 4,913 pursuant to an antidilution agreement	-	-	-	4,913	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 3,706 pursuant to an antidilution agreement	-	-	-	3,705	-	-	-	-	-

Issuance of 3,706 pursuant to an antidilution agreement	-	-	-	3,705	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 225 pursuant to an antidilution agreement	-	-	-	225	-	-	-	-	-

Beneficial conversion feature of note payable for the year ended	-	-	-	-	-	4,000	-	-	4,000

Loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(1,076,266)	(1,076,266)

Preferred Stock			Common Stock
Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity

Balance at December 31, 2006	-	$-	$-	2,591,893	$257	$2,877,759	$-	$(10,579,458)	$(7,701,442)

Issuance of 7,018 shares at $3.74 per share for services rendered	-	-	-	7,017	2	26,249	-	-	26,251

Issuance of 25,989 shares for $3.74 per share for licensing agreement	-	-	-	25,988	2	97,204	-	-	97,206

Issuance of 25,989 shares for $3.74 per share for licensing agreement	-	-	-	25,990	2	97,204	-	-	97,206

119,053 shares to be issued at $0.37 per share for license agreement	-	-	-	-	-	-	445,305	-	445,305

119,053 shares to be issued at $0.37 per share for license agreement	-	-	-	-	-	-	445,305	-	445,305

Beneficial conversion feature of note payable for the year ended December 31, 2007	-	-	-	-	-	6,604,430	-	-	6,604,430

Loss for the year months ended December 31, 2007	-	-	-	-	-	-	-	(2,768,669)	(2,768,669)

Balance at December 31, 2007	-	$-	$-	2,650,888	$263	$9,702,846	$890,610	$(13,348,127)	$(2,754,408)

Recapitalization upon reverse merger	-	-	-	3,000,000	300	(300)	-	-	-

Issuance of 119,053 shares of common stock at $0.37 per share, previously accrued	-	-	-	119,053	12	445,293	(445,305)	-	-

Preferred Stock			Common Stock
Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity

Issuance of 119,053 shares of common stock at $0.37 per share, previously accrued	-	-	-	119,053	12	445,293	(445,305)	-	-

Issuance of 1,055,507 shares of common stock for cash at a price of $0.011 per share	-	-	-	1,055,508	106	44,690	-	-	44,796

Issuance of 100,000 shares of common stock and 20,000 warrants to purchase additional shares of common stock at a price of $0.05 per share as a discount on notes payable	-	-	-	100,000	10	55,991	-	-	56,001

Issuance of 1,055,508 shares of common stock at a price of $0.03 per share to a board member for services	-	-	-	1,055,507	105	29,895	-	-	30,000

Issuance of 150,000 shares of common stock at a price of $1.25 per share to officers for services	-	-	-	150,000	15	187,485	-	-	187,500

Issuance of 137,500 shares of common stock at a price of $0.05 per share as a discount to notes payable	-	-	-	137,500	14	6,861	-	-	6,875

Preferred Stock			Common Stock
Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders Equity

Sale of 707,200 shares of common stock and 707,200 warrants to purchase additional shares of common stock at a price of $2.50 per share for cash, net of costs of $359,729	-	-	-	707,200	71	1,408,200	-	-	1,408,271

Cancellation of shares issued for technology license	-	-	-	(279,788)	(28)	(842,486)	-	-	(842,514)

Value of options to purchase 2,250,000 shares of common stock at a price of $2,50 per shares issued to board member for extension of payment terms	-	-	-	-	-	2,811,962	-	-	2,811,962

Value of warrants to purchase 75,000 shares of common stock at $2,50 per share issued to a board member for services	-	-	-	-	-	93,733	-	-	93,733

Value of warrants to 70,180 shares of common stock at $1,78 per share issued to a board member for extension of credit terms	-	-	-	-	-	129,278	-	-	129,278

Value of vested portion of options issued to officer	-	-	-	-	-	54,848	-	-	54,848

Discount to notes payable due to beneficial conversion feature	-	-	-	-	-	1,019,208	-	-	1,019,208

Loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(5,989,872)	(5,989,872)

Balance as of December 31, 2008	-	$-	$-	8,814,921	$880	$15,592,797	$-	$(19,337,999)	$(3,744,322)

Value of vested portion of 100,000 options issued to officer (unaudited)	-	-	-	-	-	10,401	-	-	10,401

Loss for the three months ended March 31, 2009 (unaudited)	-	-	-	-	-	-	-	(378,429)	(378,429)

Balance as of March 31, 2009 (unaudited)	-	$-	$-	8,814,921	$880	$15,603,198	$-	$(19,716,428)	$(4,112,350)

Value of vested portion of 100,000 options issued to officer (unaudited)	-	-	-	-	-	10,399	-	-	10,399

40,845 shares to be issued for the exercise of 42,108 warrants of an exercise price of $0.036 per share (unaudited)	-	-	-	-	-	-	1,137	-	1,137

Loss for the three months ended June 30, 2009 (unaudited)	-	-	-	-	-	-	-	(458,984)	(458,984)

Balance as of June 30, 2009 (unaudited)	-	$-	$-	8,814,921	$880	$15,613,597	$1,137	$(20,175,412)	$(4,559,798)

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	Cumulative from Inception (January 15, 1997) to June 30, 2009
Cash flows from operating activities:
Net loss	$(837,413)	$(4,482,554)	$(20,175,412)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	20,800	2,905,694	4,027,310
Amortization of discount on notes payable	8,034	6,500,295	8,750,453
Impairment of technology licenses and equity securities	-	-	1,701,936
Gain on restructuring of debt	-	(5,512,787)	(5,577,000)
Redemption of shares previously issued for license agreement	-	(842,513)	(842,513)
Net change in operating assets and liabilities:
Advances to related party	-	-	(10,000)
Prepaid insurance	(1,039)	-	(1,039)
Receivable from escrow	-	(125,000)	-
Accounts payable and accrued liabilities	663,292	536,975	8,243,142

Net cash used in operating activities	(146,326)	(1,019,890)	(3,883,123)

Cash flows from investing activities:
Cash portion of investment in technology license	-	-	(6,000)

Net cash used in investing activities	-	-	(6,000)

Cash flows from financing activities:
Proceeds from cash advances	100,000	172,000	896,000
Principal payments on cash advances	-	-	(130,000)
Stock sold for cash, net of costs	-	-	1,738,271
Proceeds from the exercise of warrants	1,137	-	1,137
Proceeds from (repayments) to line of credit	(5,085)	3,390	254,075
Principal payments on debt	-	-	(512,993)
Proceeds from notes payable	-	950,000	1,644,974

Net cash provided by financing activities	96,052	1,125,390	3,891,464

Net increase/ (decrease) in cash and cash equivalents	(50,274)	105,500	2,341

Cash and cash equivalents at beginning of period	52,615	209	-

Cash and cash equivalents at end of period	$2,341	$105,709	$2,341

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	Cumulative from Inception (January 15, 1997) to June 30, 2009

Supplemental disclosures of cash flow information:

Cash paid during the period for: Interest	$4,975	$4,862	$69,298

Income Taxes	$-	$-	$-
Items not affecting cash flows:
Beneficial conversion feature of notes payable	$8,034	$6,487,548	$14,899,274

Common stock issued for services	$-	$187,500	$317,875

Notes payable issued under restructure of debt	$-	$-	$7,284,998

Value of warrant issued as discount on debt	$-	$129,278	$331,510

Notes payable issued for accounts payable	$-	$-	$287,768

Common stock issued for technology license	$-	$920,610	$920,610

Common stock issued for the conversion of preferred stock	$-	$-	$355,000

Notes payable issued for services	$-	$-	$3,746,971

Impairment of technology licenses	$-	$-	$616,908

Value of warrants issued for debt	$-	$-	$12,747

Issuance of common stock for cash	$-	$44,800	$1,408,271

Gain from the restructuring of debt	$-	$(5,512,787)	$(5,576,993)

Value of options issued for services	$20,800	$1,874,641	$2,887,611

Common stock exchanged for accounts payable	$-	$30,000	$30,000

Cash advance converted to notes payable	$-	$-	$521,200

Capitalization of interest on debt	$-	$-	$33,751

Cancellation of shares previously issued for license	$-	$(842,513)	$(842,513)

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $458,984 and $3,022,301 for the three months ended June 30, 2009 and 2008, respectively; losses from operations of $837,413 and $4,482,554 for the six months ended June 30, 2009 and 2008, respectively;  and $20,175,412 from inception (January 15, 1997) through June 30, 2009. In addition, the Company’s current liabilities exceed its current assets by $3,541,143 as of June 30, 2009. These factors among others, including the Company’s current cash position, which was $2,341 as of June 30, 2009, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

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

Long-lived Assets

In accordance with SFAS No.  144,  long-lived  assets to be held and used are analyzed for impairment  whenever  events or changes in  circumstances  indicate that the  carrying  amount  of an asset  may not be  recoverable.  SFAS No.  144 relates to assets that can be amortized and the life  determinable.  The Company evaluates  at each  balance  sheet date whether  events and  circumstances  have occurred  that  indicate  possible  impairment.  If there are  indications  of impairment, the Company uses future undiscounted cash flows of the related asset or asset  grouping over the remaining life in measuring  whether the assets are recoverable.  In the event such cash flows are not expected to be  sufficient to recover  the  recorded  asset  values,  the  assets  are  written  down to their estimated  fair value.  Long-lived  assets to be disposed of are reported at the lower of  carrying  amount or fair value of asset less the cost to sell.  During the three and six months ended June 30, 2009 and 2008, the Company recognized $0 impairment of long-lived assets.  From inception to June 30, 2009 an impairment of license agreement in the amount of $1,701,936 was recorded.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Net Income (Loss) Per Common Share

The Company computes earnings per share under Financial  Accounting Standard No. 128,  "Earnings Per Share" (SFAS 128).  Net loss per common share is computed by dividing net loss by the weighted  average  number of shares of common stock and dilutive common stock equivalents  outstanding during the year.  Dilutive common stock  equivalents  consist of shares  issuable upon  conversion of  convertible notes and the exercise of the Company's  stock options and warrants  (calculated using the  treasury  stock  method).  During the three and six months ended June 30, 2009 and 2008, and from inception to June 30, 2009,  common stock equivalents  were not  considered  in the  calculation  of the weighted  average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

At June 30, 2009, the following convertible securities were not included  in fully-diluted loss per share because the result would have been anti-dilutive:  Options to purchase 2,350,000 shares at $2.50 per share; Warrants to purchase 8,422 shares at $0.10 per share, warrants to purchase 70,180 shares at $1.78 per share, warrants to purchase 75,000 shares at $2.50 per share, and warrants to purchase 727,200 shares at $5.00 per share; debt convertible into 5,368,886 shares at $0.18 per share, and debt convertible into 2,000,000 shares at $0.50 per share.

At June 30, 2008, the following convertible securities were not included  in fully-diluted loss per share because the result would have been anti-dilutive:  Options to purchase 2,350,000 shares at $2.50 per share; warrants to purchase 84,216 shares at $0.10 per share, warrants to purchase 70,180 shares at $1.78 per share, and warrants to purchase 15,000 shares at $5.00 per share; debt convertible into 5,705,776  shares at $0.18 per share, and debt convertible into 2,067,090 shares at $0.50 per share.

Research and Development

The Company  accounts for research and development  costs in accordance with the Financial   Accounting  Standards  Board's  Statement  of  Financial  Accounting Standards  No. 2 ("SFAS 2"),  "Accounting  for Research and  Development  Costs." Under SFAS 2, all research and development  costs must be charged to expense as  incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and  developments  costs are expensed  when the contracted  work has been performed or as milestone  results have been achieved. Company-sponsored research and  development  costs  related to both present and future  products  are expensed in the period  incurred.  There were no expenditures  on research and product  development for the three and six months ended June 30, 2009 and 2008, and from inception through June 30, 2009.

Concentrations of Credit Risk

Financial  instruments and related items, which potentially  subject the Company to  concentrations  of credit risk,  consist primarily of cash, cash equivalents and related party  receivables.  The Company  places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC  insurance  limit.

Comprehensive Income

Statement of Financial  Accounting  Standards No. 130 ("SFAS  130"),  "Reporting Comprehensive  Income,"  establishes  standards for reporting and  displaying of comprehensive  income,  its components and accumulated  balances.  Comprehensive income is defined to include all changes in equity except those  resulting  from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires  that all items that are required to be  recognized  under  current accounting  standards as  components  of  comprehensive  income be reported in a financial  statement  that is  displayed  with  the  same  prominence  as  other financial  statements.  During the three and six months ended June 30, 2009 and 2008 there were no items  of other comprehensive income.

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

A summary of option activity under the Plan as of June 30, 2009, and changes during the period ended are presented below:
	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,350,000	$2.50
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2009	2,350,000	$2.50
Vested at June 30, 2009	2,310,910	$2.50
Non-vested at June 30, 2009	39,090	$2.50

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.30 as of June 30, 2009, and the exercise price multiplied by the number of options outstanding. As of June 30, 2009, total unrecognized stock-based compensation expense related to stock options was $48,546. The total fair value of options vested during the three months June 30, 2009 and 2008 was $10,399 and $0, respectively. The total fair value of options vested during the six months June 30, 2009 and 2008 was $20,800 and $0, respectively.

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

New Accounting Pronouncements

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2009 and December 31, 2008 of  $738,287 and $471,775, respectively, consisting of trade payables. Accounts payable and accrued liabilities – related parties at June 30, 2009 and December 31, 2008 of $652,165 and $351,748, respectively, consisting of accrued liabilities to directors  and senior management for services performed.

3. LINE OF CREDIT

The Company has bank loan and credit card agreements with various banks. The bank loan is jointly guaranteed by two of the Company’s shareholders.  The Company's Chief Executive Officer, Harris Lichtenstein, co-signs the credit card agreements  and remains jointly liable with the Company on all outstanding amounts due for these credit card liabilities. At June 30, 2009 and December 31, 2008, the Company had the following amounts due under its loan and credit agreements:

	June 30, 2009	December 31, 2008
Bank loan	$149,976	$149,976
Credit cards	104,096	109,181
Total	$254,072	$259,157

4. ACCRUED INTEREST

Notes payable and accrued interest at  June 30, 2009 and December 31, 2008 are  summarized as follows:

	June 30,	December 31,
	2009	2008
Number of notes payable	16	16
Number of notes payable - related party	4	5

Principal amount - notes payable, net of discount	$1,003,803	$709,035
Principal amount - notes payable - related party, net of discount	$1,001,898	$1,288,632

Accrued interest	$233279	$192,380
Accrued interest - related party	$479,674	$424,210

Interest expense (net) consisted of the following for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Accrued interest - notes payable	1,230	1,230	2,446	78,772
Accrued interest - notes payable – related party	47,218	39,487	93,917	57,972
Bank credit line	3,085	3,085	6,136	6,438
Amortization of discount on notes payable	2,489	336	4,976	2,849
Amortization of discount on accounts payable	-	93,733	-	223,011
Credit Cards	4,796	23,613	8,034	6,500,295
Interest (income)	-	-	(3)	-
Total interest	58,818	161,484	115,506	6,869,337

5. CASH ADVANCES

During the three and six months ended June 30, 2009, the Company received $90,000 and $100,000, respectively, in new non-interest bearing, payable on demand, unsecured cash advances from  shareholders. All such advances are demand obligations and bear no interest

6. NOTES PAYABLE

The Company has convertible notes payable outstanding which contain a provision for contingent warrants that are potentially issuable.  Pursuant to the convertible notes agreements, these warrants are issuable if  the note holder elects to convert at least 25% of the principal amount of the note during the term of the note.  At June 30, 2009, there are contingent 5 year warrants issuable to purchase an aggregate of 43,000 shares  of the Company’s common stock at a price of $5.00 per share.

The following table summarizes amounts due under the notes payable at June 30, 2009 and December 31, 2008:

	Principal balance:
	June 30, 2009	December 31, 2008
Total outstanding	$2,943,252	$2,943,252
Less discount on notes payable	(937,551)	(945,585)
Net Total	2,005,701	1,997,667
Less current portion	(987,046)	(287,768)
Long term portion, including related party notes of $1,001,898 in 2009 and 1,000,864 in 2008	$1,018,655	$1,709,899

The following table lists the notes payable at June 30, 2009 and December 31, 2008:

	Principal balance:,
	June 30, 2009	December 31, 2008

2 Convertible note payable to a related party in the amount of $2,000,000 dated June 14, 1994. On March 3, 2007, this note was replaced with a new note in the amount of $3,170,188, which included accrued interest in the amount of $959,089, a salary payable of $106,575, and a loss of $104,524. On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $2,670,188 was forgiven by the note holder. The note signed on March 1, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. Interest in the amount of $0 was accrued on these notes during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $0 and $37,087 was accrued on these notes during the six months ended June 30, 2009 and 2008, respectively. Total accrued interest at June 30, 2009 and 2008 amounted to $222,521.	500,000	500,000

17 Convertible note payable to a related party in the amount of $1,170,356 dated May 15, 2002. On March 3, 2007, this note was replaced with a new note in the amount of $1,342,127, which included accrued interest of $379,324, and a gain of $207,553. On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $842,127 was forgiven by the debt holder. The note dated March 1, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. Interest in the amount of $0 was accrued on these notes during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $0 and $15,701 was accrued on these notes during the six months ended June 30, 2009 and 2008, respectively. Total accrued interest at June 30, 2009 and 2008 amounted to $94,206.	500,000	500,000

20 Convertible note payable to a related party in the amount of $25,000 dated March 10, 2005. On March 3, 2007, this note was replaced with a new note in the amount of $30,211, which includes accrued interest of $4,938 and a loss of $272. On March 31, 2008, this note was replaced with a new note in the amount of $33,232, which includes accrued interest of $3,021. The note bears interest at the rate of 10% per annum, and was due in full on February 28, 2013. This note is convertible into common stock of the Company at a conversion price of $0.1781 per share. A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $829 was accrued on this note during the three months ended June 30, 2009 and 2008. Interest in the amount of $1,648 and $1,607 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. Total accrued interest at June 30, 2009 and 2008 amounted to $4,434 and $1,111, respectively.	33,232	33,232

Principal balance:
June 30, 2009	December 31, 2008
9 Convertible note payable to a related party in the amount of $37,000 dated February 26, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $44,848, which included accrued interest of $6,418, and loss of $1,430. On March 1, 2008, this note was replaced with a new note in the amount of $49,333, which includes accrued interest of $4,485.  The note bears interest at the rate of 10% per annum, and is due in full on February 1, 2013. This note is convertible into common stock of the Company at a conversion price of $1.78 per share. A beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8% Interest in the amount of $1,230 and $1,230 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $2,446 and $2,386 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively.   Total accrued interest at June 30, 2009 and 2008 amounted to $6,582 and $1,649, respectively.
49,333	49,333

4 Note payable in the amount of $8,110 dated December 31, 1997.  On March 3, 2007, this note was replaced with a new note in the amount of $19,442, which included accrued interest of $7,437, and loss of $3,895. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $485 was accrued on this note during the three months ended June 30, 2009 and 2008.  Interest in the amount of $964 and $969 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively Total accrued interest at June 30, 2009 and 2008  amounted to $4,538 and $2,594, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.
19,442	19,442

7 Note payable in the amount of $11,932 dated December 31, 1999.  On March 3, 2007, this note was replaced with a new note in the amount of $23,641, which included accrued interest of $8,168, and a loss of $3,540. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $589 and $589 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively.  Interest in the amount of $1,172 and $1,179 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively.  Total accrued interest at June 30, 2009 and 2008  amounted to $5,518 and $3,154, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.
23,641	23,641

8 Note payable in the amount of $33,860 dated December 31, 2000.  On March 3, 2007, this note was replaced with a new note in the amount of $60,971, which included accrued interest of $20,882, and a loss of $6,228. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $1,520 and $1,520 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $3,023 and $3,040 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively.  Total accrued interest at June 30, 2009 and 2008  amounted to $14,232 and $8,135, respectively.  During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.
60,971	60,971

10 Note payable in the amount of $25,000 dated February 28, 2001. On March 3, 2007, this note was replaced with a new not in the amount of $44,355, which included accrued interest in the amount of $15,014, and a loss of $4,341. On March 1, 2008, this note was replaced with a new note in the amount of $127,305, which consolidated two other notes payable to this note holder in the amounts of $41,774, and $28,603, and accrued interest of $11,573.The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares  of common stock at a rate of $1.78 per share.  A beneficial conversion in the amount of $127,305 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.2%. Interest in the amount of $3,174 and $3,174 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $6,313 and $4,984 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively.  Total accrued interest at June 30, 2009 and 2008 amounted to $16,986 and $4,255, respectively.
127,305	127,305

13 Note payable in the amount of $16,750 dated June 1, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $45,224, which included accrued interest in the amount of $14,275, and a loss of $3,322. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $1,128 and $1,128 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $2,243 and $2,255 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. Total accrued interest at June 30, 2009 and 2008  amounted to $10,556 and $6,034, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.
45,224	45,224

15 Note payable in the amount of $18,000 dated June 1, 2002.  On March 3, 2007, this note was replaced wit ha new note in the amount of $28,350, which included accrued interest in the amount of $8,551, and a loss of $1,798. On March 1, 2008, this  note was replaced with a new note in the amount of $31,185, which includes accrued interest in the amount of $2,835. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares  of common stock at a rate of $1.78 per shares.  A beneficial conversion feature in the amount of $31,285 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $777 and $777 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $1,546 and $1,508 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively.  Total accrued interest at June 30, 2009 and 2008 amounted to $4,161 and $1,042, respectively.
31,185	31,185

	Principal balance:
	June 30, 2009	December 31, 2008
18 Note payable in the amount of $62,019 dated July 1, 2005. On January 1, 2007, this note was replaced with a new note in the amount of $94,334, which included accrued interest of $9,328, and a loss of 422,987. On March 1, 2008, this note was replaced with a new note in the amount of $88,132, which includes accrued interest in the amount of $2,221. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares  of common stock at a price of $1.78 per share.  A beneficial conversion feature was recorded in the amount of $91,149 on the note. Interest in the amount of $2,197 and $2,197 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $4,370 and $4,380 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. Total accrued interest at June 30, 2009 and 2008 amounted to $11,009 and $2,196, respectively.
	88,132	88,139

14 Note payable in the amount of $25,000 dated October 6, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $28,603, which included interest in the amount of $3,500, and a loss of $103. On March 1, 2008, this note was consolidated into a new note in the amount of $29,025. Interest in the amount of $723and $723 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $1,439 and $1,404 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. Total accrued interest at June 30, 2009 and 2008 amounted to $3,872and $970, respectively.
	29,025	29,025

21 Note payable in the amount of $69,806 dated March 3, 2007. On March 1, 2008, this note was replaced with a new note in the amount of $76,787, which included accrued interest in the amount of $6,981. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares (post shares) of common stock at a rate of $1.78 per share.  A beneficial conversion feature in the amount of $76,787 was recorded on the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $1,914 and $1,914 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $3,808 and $3,655 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively.   Total accrued interest at June 30, 2009 and 2008 amounted to $10,186 and $2,507, respectively.
	76,787	76,787

25 Note payable in the amount of $550,000 dated June 24, 2008. The note bears interest at a rate of 10% per annum, and is due in full on June 24, 2010. This note becomes convertible into shares of common stock upon the closing of a qualified financing. Interest in the amount of $13,712 and $904 was accrued during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $27,274 and $904 was accrued during the six months ended June 30, 2009 and 2008, respectively. Total accrued interest at June 30, 2009 and 2008 amounted to $55,904 and $904, respectively.	550,000	550,000

23 Note payable in the amount of $521,200 dated March 1, 2008. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into common stock at a rate of $1.78 per share.  A beneficial conversion feature in the amount of $521,200 was recorded and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%.  Interest in the amount of $12,994 and $14,490 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $25,846 and $19,267 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively.   Total accrued interest at June 30, 2009 and 2008 amounted to $72,719 and $19,267, respectively.
	521,200	521,200

26 Note payable in the amount of $287,768 dated October 31, 2008. The note bears interest at a rate of 10% per annum, and is due in full on June 30, 2009. Interest in the amount of $7,174 and $0 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $14,270 and $0 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. Total accrued interest at June 30, 2009 and 2008 amounted to $19,079 and $0, respectively.	287,768	287,768

Total outstanding	$2,943,245	$2,943,252
Less discount on notes payable	(937,551)	(945,585)
Total – net of discounts	2,005,694	1,997,667
Less current portion – net of discounts	(987,046)	(287,768)
Long-term portion – net of discounts	$1,018,648	$1,709,899

Related Party	1,001,898	1,288,632
Related Party – current portion	-	287,768
Related Party – long term portion	$1,001,898	$1,000,864

Non-related party	$1,003,803	$709,035
Non-related party – current portion	987,046	-
Non-related party – long term portion	$16,757	$709,035

7. EQUITY

On July 8, 2008, the Company filed an amendment to its certificate of incorporation in the State of Delaware decreasing the number of authorized shares from 300,000,000 to 50,000,000 and decreasing the par value from $0.01 to $0.0001. At June 30, 2009 and December 31, 2008, the Company had issued and outstanding 8,814,921.  No shares of preferred stock were issued or outstanding.

The Company completed a 1-for-2.8072 split of its common stock, effective March 27, 2008. The Company completed a 10-for-1 reverse split of its common stock effective June 9, 2008.  Each of these stock splits is accounted for in all share numbers included in this report, unless otherwise indicated.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of June 30, 2009:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2008:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10	84,215	0.21	$0.10	84,215	0.21
1.78-2.50	145,180	6.92	1.78-2.50	145,180	6.92
5.00	727,200	4.61	5.00	727,200	4.61
Total	956,595	4.57		956,595	4.57

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	956,596	$4.14
Granted	-	-
Exercised	(42,108)	(0.10)
Cancelled or expired	(33,686)	(0.10)
Outstanding at June 30, 2009	880,802	$4.50

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

Options

During the year ended December 31, 2008, the Company issued options to purchase 100,000 shares  of common stock at a price per share of $2.50. These options were valued at an aggregate of $124,192, and vest at the following rate: 33,000 vested at the time of issuance, and the balance vest ratably over a 23 month period.  During the three and six months ended June 30, 2009, the Company charged to operations the fair value of the vested options, or $10,399 and $20,800, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of June 30, 2009:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	8.77	$2.50	2,310,910	9.02
Total	2,350,000	8.77		2,310,910	9.02

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2008:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	9.27	$2.50	2,285,791	9.27
Total	2,350,000	9.27		2,285,791	9.27

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	2,350,000	$2.50
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2009	2,350,000	$2.50
Exercisable at June 30, 2009	2,310,910	$2.50
Not exercisable at June 30, 2009	39,090	$2.50

8. RELATED PARTIES

Amounts due to related parties at June 30, 2009 consisted of the following:

Convertible Notes Payable to related parties

The Company has a note payable outstanding to its Chief Executive Officer, in the amount of $500,000 at June 30, 2009 and December 31, 2008. The note is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. During the three and six months ended June 30, 2009 and 2008, the Company accrued no interest on these notes.

The Company has a convertible note payable outstanding to Dennis Lichtenstein, a relative of the Chief Executive Officer, in the amount of $49,333 at June 30,  2009 and December 31, 2008. The note bears interest at a rate of 10% per annum. During the three months ended June 30, 2009 and 2008, the Company accrued interest in the amount of $1,230.  During the six months ended June 30, 2009 and 2008, the Company accrued interest in the amount of $2,446 and $2,386, respectively.  A beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%.  As of June 30, 2009 a discount in the amount of $48,199 remained on this note.

The Company has a note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount of $500,000 at June 30,  2009 and December 31, 2008. The note is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  During the three and six months ended June 30, 2009 and 2008, the Company accrued no interest on these notes.

The Company has a note payable outstanding to Jennie Fay Lichtenstein, a relative of the Chief Executive Officer, in the amount of $33,232 at June 30, 2009 and December 31, 2008. This note bears interest at a rate of 10% per annum. During the three months ended June 30, 2009 and 2008, the Company accrued interest in the amount of $829.  During the three months ended June 30, 2009 and 2008, the Company accrued interest in the amount of $1,648 and $1,607, respectively. A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%.  As of June 30, 2009, a discount in the amount of $32,468 remained on this note.

Accounts Payable- related parties

The Company had a liability with a director for consulting fees payable in the amount of $390,000 at June 30, 2009, which was included in accrued liabilities related party

Accrued Salaries-related parties

During the three and six months ended June 30, 2009, the Company has accrued the salary and payroll taxes payable to the Company’s Chief Executive Officer.  Pursuant to the employment agreement the Officer if payable an annual salary of $245,000, as a result the Company has accrued the amount of $61,250 for each quarter.  During the three months ended June 30, 2009, the Company made a $4,000 payment to the Officer. As of June 30, 2009, the Company has accrued a total of $131,415.

During the three and six months ended June 30, 2009, the Company has accrued the salary and payroll taxes payable to Alex Kirchevsky, an officer of the Company.  Pursuant to the employment agreement the Officer if payable an annual salary of $245,000, as a result the Company has accrued the amount of $61,250 for each quarter.  During the three months ended June 30, 2009, the Company made a $4,000 payment to the Officer. As of June 30, 2009, the Company has accrued a total of $130,750.

During the three and six months ended June 30, 2009, the Company has accrued the consulting fees payable to Howard Becker, an officer of the Company.  Pursuant to the consulting agreement, Mr. Becker’s consulting firm, Becker Advisors, Ltd., is to be paid monthly fees of $8,600 for part-time service to the Company and, as a result, the Company has accrued the amount of $25,800 for each quarter.  During the three months ended June 30, 2009, the Company made a $4,000 payment to the Officer. As of June 30, 2009, the Company has accrued a total of $47,600, which is shown in accounts payable on the Company's balance sheet.

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

The Company and ASRI agreed to further amend the license agreement, which amendment became effective June 30, 2008.  ASRI granted the Company an extension of the second payment of licensing fees from the original due date of February 1, 2008 to June 30, 2008.   Thereafter, ASRI agreed to further extend from February 1, 2009 to August 1, 2009, the license fee of $50,000.  As of June 30, 2009, the Company has paid $50,000  in licensing fees under this agreement.   The Company has not made the payment of  $50,000 that was due on August 1, 2009, nor has it received a formal extension from ASRI with respect thereto.  However, ASRI has not, as of the date of this report, declared a default under the ASRI License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the ASRI License Agreement could be terminated

Columbia License Agreement

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

$52,500 due on or before May 1, 2009

$75,000 due on or before May 1, 2010

$60,000 due on May 1 each year thereafter

Columbia and the Company recently agreed to a further amendment to the Columbia License Agreement, pursuant to which the $52,500 license maintenance fee due on May 1, 2009 was split into two equal payments of $26,250, the first of which continued to be due on May 1, 2009, and the second of which was extended to August 1, 2009.    The Company has not made the required payments of  $26,250 that were due, respectively, on May 1, 2009 and August 1, 2009, nor has it received a formal extension from Columbia with respect thereto.  However, Columbia has not, as of the date of this report, declared a default under the Columbia License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the Columbia License Agreement could be terminated.
As of June 30, 2009, the Company has accrued the payment of $26,250 which was due on May 1, 2009.

IGR License Agreement

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

Thereafter, IGR agreed to split the €25,000 payment that would otherwise have been due on March 1, 2009, into two payments, the first of which was in the amount of €15,000 and continued to be due in March 2009.  The second payment of  €10,000 became due no later than June 2009.  The Company paid to IGR  the  €15,000 that was due in March but has not made either the €10,000 payment or the €25,000 payment that were due in June 2009, nor has it received a formal extension from IGR with respect thereto.  However, IGR has not, as of the date of this report, declared a default under the IGR License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the IGR License Agreement could be terminated.

As of June 30, 2009, the Company has accrued $29,667 and made payments of licensing fees in the amount of $20,333.

Ohio State Licensing Agreement

The Company entered into a licensing agreement (the “OSU License Agreement”) with Ohio State University (OSU) that was effective April 18, 2008, pursuant to which  OSU granted the Company rights to use the Licensed Patents, Licensed Material and Licensed Information (each as defined in the OSU License Agreement). The OSU License Agreement provides for payment by the Company of a one time license fee of $300,000, of which $5,000 was paid on execution, $45,000 was paid on the first business day following the Phase 1 Data Review Period, $50,000 was paid three months after the first payment, $100,000 was originally due November 15, 2008, $50,000 was originally due June 30, 2009, and $50,000 is due September 30, 2009. In addition, the OSU License Agreement provides for reimbursement to OSU for its patent expenses according to the schedule below:

 $12,738 payable in eight quarterly payments beginning October 1, 2009

As of June 30, 2009, the Company has paid $110,000 in licensing fees under this agreement, plus an additional $200,000 in related payments under separate gift agreements with OSU.

With respect to the license fee of $100,000 which, under the OSU License Agreement, was scheduled to be paid on or before November 15, 2008, the parties previously reached an understanding whereby $10,000 was to be and was paid immediately, $40,000 was to be due on March 1, 2009 and the balance of $50,000 would be due on June 30, 2009.  In addition, the parties agreed to extend until September 30, 2009 the $50,000 license fee which, under the OSU Agreement, was scheduled to be paid on June 30, 2009.

As of the date of this report, OSU has not declared a default under the OSU License Agreement.  If OSU were to issue a notice of default, the Company would defend any effort to collect the license payments or terminate the OSU License Agreement  based on what it considers meritorious defenses and counterclaims.  However, there is no assurance such defenses and counterclaims would be sustained.  If OSU were to issue a breach notice and in the absence of any valid defenses or counterclaim by the Company, we would have a 30 day contractual period in which to make such payment and cure the default before the OSU License Agreement could be terminated.  The OSU License Agreement also includes a mechanism for tolling the termination period pending resolution of any dispute regarding a claim of breach, and the Company intends to avail itself of that provision should OSU seek to hold the Company in breach for the non-payment of license fees.

As of June 30, 2009, the Company has accrued the payments of license fees in the amount of $90,000.

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

10. SUBSEQUENT EVENTS

As of the date of this interim financial report, August 19, 2009, there have been no subsequent events that warrants disclosure by the Company.

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

Three Months Ended June 30, 2009 and June 30, 2008

Revenue

As a development stage pharmaceutical company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.

Costs and Expenses

Our selling, general and administrative expenses decreased approximately 89% to $400,166  in the three months ended June 30, 2009, from $3,725,892 in the same period in 2008.  For the three months ended June 30, 2009, selling, general, and administrative expenses consisted  primarily of payroll and employee benefits of $134,362; legal and accounting fees of $96,784;  license fees of $69,595; consulting fee of $64,100; non cash compensation of $10,399; insurance expense of $10,056; and office rent expense of $2,304.  The decrease in the selling, general and administrative expenses was the result of a reduction in legal fees, due to the completion of the reverse merger and the financings in the prior period, and to a reduction in non-cash compensation during the current period.

Net Loss

For the reasons stated above, our net loss for the three months ending June 30, 2009 was $458,984, compared to a net loss for the three months ending June 30, 2008 of $3,022,301.  For the period since inception January 15, 1997 through June 30, 2009, our accumulated net loss is $20,175,412.

Six Months Ended June 30, 2009 and June 30, 2008

Revenue

As a development stage pharmaceutical company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.

Costs and Expenses

Our selling, general and administrative expenses decreased approximately 83% to $721,907  in the six months ended June 30, 2009, from $4,156,018 in the same period in 2008.  For the six months ended June 30, 2009, selling, general, and administrative expenses increased primarily due to payroll and employee benefits of $269,112; license fees of $142,291; legal and accounting fees of $127,705; consulting fee of $126,950; insurance expense of $23,318; non cash compensation of $20,798; and office rent expense of $4,624. The decrease in the selling, general and administrative expenses was the result of a reduction in legal fees, due to the completion of the reverse merger and the financings in the prior period, and to a reduction in non-cash compensation during the current  period.

Net Loss

For the reasons stated above, our net loss for the six months ending June 30, 2009 was $837,413, compared to a net loss for the six months ending June 30, 2008 of $4,482,554.  For the period since inception January 15, 1997 through June 30, 2009, our accumulated net loss is $20,175,412.

These  losses, in addition to a lack of continuing operations, raise substantial doubt about our ability to continue as a going concern.  Also, as of August 17, 2009, we had less than approximately  $1,000 of cash on hand.   Accordingly, absent an immediate infusion of new capital, we will be unable to meet our ongoing obligations on a timely basis.  Since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund future operations, will be completely dependent on additional debt and equity financing arrangements to fund future operations.

Liquidity and Capital Resources

Net cash flow used in operating activities was $146,326 for the six months ended June 30, 2009, compared to net cash flow used in operating activities of $1,019,890 for the same period in 2008. From inception through June 30, 2009, cash flows used in operating activities were $3,883,123.

Net cash provided by financing activities was $96,052 for the six months ended June 30, 2009, compared to $1,125,390  for  the same period in 2008.   From inception through June 30, 2009, we have generated $3,891,464 in cash from financing activities.  We have financed our operations primarily through loans from shareholders and investors in our bridge financings and private placement equity offerings.

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

A summary of option activity under the Plan as of June 30, 2009, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,350,000	$2.50
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2009	2,350,000	$2.50
Vested at June 30, 2009	2,310,910	$2.50
Non-vested at June 30, 2009	39,090	$2.50

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.30 as of June 30, 2009, and the exercise price multiplied by the number of options outstanding. As of June 30, 2009, total unrecognized stock-based compensation expense related to stock options was $48,546. The total fair value of options vested during the three months June 30, 2009 and 2008 was $10,399 and $0, respectively. The total fair value of options vested during the six months June 30, 2009 and 2008 was $20,800 and $0, respectively.

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

Income Taxes.  As of June 30, 2009, we had aggregate unused net operating loss carryforwards of approximately $14,500,000.  These carryforwards may be used to reduce future tax liabilities and expire at various dates through 2027.  Our use of current net operating loss carryforwards may be substantially limited as a result of the change in ownership related to the Merger and the Offering.

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

As of June 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Dr. Harris Lichtenstein. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009 and December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized for management and reported within the time periods specified in the rules and forms of the SEC.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in the evaluation that occurred during our first and second quarters of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2009, we had cash and cash equivalents of approximately $2,341, and that balance is approximately $1,000 as of the date of this report.  The Company has been unable to meet certain of its ongoing obligations, including payments due to consultants, noteholders, licensors and other creditors.   Absent immediate additional infusions of capital, the Company does not have sufficient liquidity to meet its ongoing obligations on a timely basis, and must resort to consensual extensions and hope that creditors will refrain from pursuing default remedies with respect to delinquent obligations of the Company.  The limited amount of cash on hand jeopardizes the Company’s ability to fund operations and satisfy its ongoing obligations in a timely manner, including to the licensors of its core technologies. In addition, if we are unable in the near future to raise sufficient capital to fund storage costs related to the Company’s cell-lines, sequences and other samples and materials being held in frozen storage for future testing and to actually pursue the testing of those materials so as to advance the development of the technologies being licensed from third parties, there is a substantial risk that we will not be given access to the stored materials or that, through the passage of time, the stored samples will degrade or otherwise lose their value to the Company.

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

Each of our existing license agreements with third party collaborators requires us to make periodic payments to the licensors for the licensed rights, including, by way of example, upfront and annual license maintenance fees, royalties based on product sales utilizing the licensed technology, sublicensing royalties, milestone payments based on certain achievements as we conduct trials on the licensed products and progress them through the FDA approval process, and the reimbursement or payment of costs associated with prosecuting the patents subject to these license agreements.

Given our significant cash flow limitations and our inability to raise additional capital, we have had difficulties making required milestone and other payments under our license agreements, and we are delinquent with respect to such payments, including ASRI ($50,000 due August 1, 2009), Columbia ($52,500 due August 1, 2009), and IGR (€25,000 due June 1, 2009) and we are at significant risk of additional delinquencies with respect to forthcoming payments due under our license agreements.  In the case of OSU, we believe that we have meritorious defenses and counterclaims with respect to our non-payment of certain milestone payments totaling $90,000 (or $140,000 if OSU is correct that a certain amendment was never formalized and effectuated) which defenses and counterclaims we intend to pursue should OSU undertake efforts to collect those payments or terminate the Agreement.  However, there is no assurance that the Company will be successful in pursuing any such defenses and counterclaims.

Although none of our licensors is currently pursuing its default remedies under its respective license agreement, there is  no certainty that such licensors will continue to refrain from calling a default under its license agreement or that we will have sufficient available funds with which to make such payment within the cure period if a default were called.  If a default is called and we do not timely cure or defend, the affected license agreement could be terminated.

There is also no assurance that we will be able to remain current in the payment of our license fees on a go-forward basis, that the respective licensors will cooperate in any requests for waivers or extensions, or, in the case of OSU, that we will succeed in our defenses and counterclaims. All of the license agreements require the licensors to give written notice of any payment default, which would then commence a period of between 30 days and 90 days, depending on the particular license agreement, during which time the Company could cure the default. If we default in the payment of any of our obligations to our licensors, there is no assurance that we will be in a position to cure any such defaults during the particular cure period. In that event, the continued existence and/or exclusivity of the affected license could be at risk.

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

Additional Risk Factors are set forth in the Company’s most recent filing under Form 10-K dated April 15, 2009, covering the calendar year ended December 31, 2008.

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

OMNIMMUNE HOLDINGS, INC.

Dated: August 19, 2009	/s/ HARRIS A. LICHTENSTEIN
Harris A. Lichtenstein
Chief Executive Officer