Form 10-Q
period 2009-09-30
Omnimmune Holdings, Inc.
filed 2009-11-23
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________

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

As of November 16, 2009 there 8,914,921  shares of the issuer’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2009	2008
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$-	$52,615
Prepaid insurance	35,589	-

Total current assets	$35,589	$52,615

Liabilities and stockholders' deficiency
Current liabilities
Cash overdraft	$6,330	$-
Accounts payable and accrued liabilities	845,062	471,775
Line of credit	253,508	259,157
Accrued interest	280,198	192,380
Cash advance	230,400	100,000
Notes payable - current portion , net	987,046	-
Accounts payable and accrued liabilities-related party	900,988	351,748
Accrued interest- related party	481,755	424,210
Notes payable due to related parties, net	-	287,768

Total current liabilities	3,985,287	2,087,038

Long term portion of notes payable - net	22,235	709,035
Long term portion of notes payable, due to related parties, net	1,002,631	1,000,864

Total liabilities	5,010,153	3,796,937

Commitments and contingencies	-	-

Stockholders' deficiency
Common stock, $0.0001 par value; 50,000,000 shares authorized;
8,914,921 and 8,814,921 shares issued and outstanding
for at September 30, 2009 and December 31, 2008, respectively	890	880
Additional paid-in capital	15,660,986	15,592,797
Common stock subscribed	1,137	-
Deficit accumulated during the development stage	(20,637,577)	(19,337,999)
Total stockholder's deficiency	(4,974,564)	(3,744,322)

	$35,589	$52,615

OMNIMMUNE HOLDINGS, INC.
 (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					Inception
					(January 15, 1997)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		to September 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	401,300	885,583	1,123,207	5,044,618	13,640,216
Impairment of license agreement	-	-	-	-	1,701,936
Total operating expenses	401,300	885,583	1,123,207	5,044,618	15,342,152

Operating loss	(401,300)	(885,583)	(1,123,207)	(5,044,618)	(15,342,152)

Other expense:
Interest expense, net	60,865	118,320	176,371	6,987,657	11,712,574
Cancellation of shares previously issued for license agreement		-	-	(842,514)	(842,514)
Gain (loss) on restructuring of debt	-	10,000	-	(5,690,287)	(5,574,635)
Total other expense	(60,865)	(128,320)	(176,371)	(454,856)	(5,295,425)

Loss before income taxes	(462,165)	(1,013,903)	(1,299,578)	(5,499,474)	(20,637,577)

Provision for income taxes	-	-	-	-	-

Net loss	(462,165)	(1,013,903)	(1,299,578)	$(5,499,474)	$(20,637,577)

Net loss per share – basic	$(0.05)	$(0.14)	$(0.15)	$(1.08)

Weighted average shares outstanding - basic	8,830,143	7,245,256	8,820,054	5,070,291

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Balance at January 15, 1997 (date of inception)	-	$-	$-	-	$-	$-	$-	$-	$-

Contribution of assets and liabilities by founder	11,229	112	49,888	1,055,507	106	43,466	-	-	43,572

Beneficial conversion feature of note payable for the year ended December 31, 1997	-	-	-	-	-	327,700	-	-	327,700

Loss for the year ended December 31, 1997	-	-	-	-	-	-	-	(1,366,300)	(1,366,300)

Balance as of December 31, 1997	11,229	$112	$49,888	1,055,507	$106	$371,166	$-	$(1,366,300)	$(945,028)

Beneficial conversion feature of note payable for the year ended December 31, 1998	-	-	-	-	-	43,000	-	-	43,000

Loss for the year ended December 31, 1998	-	-	-	-	-	-	-	(328,534)	(328,534)

Balance as of December 31, 1998	11,229	$112	$49,888	1,055,507	$106	$414,166	$-	$(1,694,834)	$(1,230,562)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Issuance of 55,553 shares of common stock for technology license at $1.10 per share	-	-	-	55,553	5	61,837	-	-	61,842

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Beneficial conversion feature of note payable for the year ended December 31, 1999	-	-	-	-	-	12,000	-	-	12,000

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Loss for the year ended December 31, 1999	-	-	-	-	-	-	-	(429,692)	(429,692)

Balance as of December 31, 1999	33,685	$336	$149,664	1,111,060	$111	$488,003	$-	$(2,124,526)	$(1,486,412)

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 11,229 shares of convertible preferred stock at $4.45 per share to investors	11,229	112	49,888	-	-	-	-	-	50,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Beneficial conversion feature of note payable for the year ended December 31, 2000	-	-	-	-	-	30,302	-	-	30,302

Loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(422,306)	(422,306)

Balance as of December 31, 2000	56,142	$560	$249,440	1,113,867	$111	$524,555	$-	$(2,546,832)	$(1,772,166)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Issuance of 1,055,507 shares of common stock at $2.24 per share in exchange for 2,500,000 shares in InVitro technology	-	-	-	1,055,507	107	59,894	-	-	60,001

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

 OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 2,807 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	2,807	-	6,250	-	-	6,250

Issuance of 60,665 shares of common stock at $2.24 per share for a technology license	-	-	-	60,665	7	135,060	-	-	135,067

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 5,614 shares of convertible preferred stock at $4.45 per share to investors	5,614	56	24,944	-	-	-	-	-	25,000

Issuance of 7,018 shares of common stock at $2.24 per share to a consultant for services rendered	-	-	-	7,018	2	15,624	-	-	15,626

Value of 14,036 warrants issued to consultants	-	-	-	-	-	15,500	-	-	15,500

Beneficial conversion feature of note payable for the year ended December 31, 2001	-	-	-	-	-	25,000	-	-	25,000

Loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(959,531)	(959,531)

Balance as of December 31, 2001	67,370	$672	$299,328	2,270,741	$227	$850,633	$-	$(3,506,363)	$(2,355,503)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Continued)

	Preferred Stock		Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Issuance of 1,123 shares of convertible preferred stock at $4.45 per share to investors	1,123	11	4,989	-	-	-	-	-	5,000

Conversion of 11,229 shares convertible preferred stock into 44,915 shares of common stock at $2.24 per share	(11,229)	(112)	(49,888)	44,915	4	49,996	-	-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(56)	(24,944)	11,229	2	24,998	-	-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(56)	(24,944)	11,229	2	24,998	-	-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(56)	(24,944)	11,229	1	24,999	-	-	-

Conversion of 16,843 shares convertible preferred stock into 33,686 shares of common stock at $2.24 per share	(16,843)	(56)	(74,832)	33,686	3	74,997	-	-	-

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Conversion of 16,843 shares convertible preferred stock into 33,686 shares of common stock at $2.24 per share	(16,843)	(168)	(74,832)	33,686	3	74,997	-	-	-

Conversion of 5,614 shares convertible preferred stock into 11,229 shares of common stock at $2.22 per share	(5,614)	(168)	(24,944)	11,229	1	24,999	-	-	-

Conversion of 1,123 shares convertible preferred stock into 2,246 shares of common stock at $2.24 per share	(1,122)	(11)	(4,989)	2,246	-	5,000	-	-	-

Beneficial conversion feature of note payable for the year ended December 31, 2002	-	-	-	-	-	1,175,356	-	-	1,175,356

Loss for the year ended December 31, 2002	-	-	-	-	-	-	-	(3,061,599)	(3,061,599)

Balance as of December 31, 2002	-	$-	$-	2,430,190	$243	$2,330,973	$-	$(6,567,962)	$(4,236,746)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Beneficial conversion feature of note payable for the year ended December 31, 2003	-	-	-	-	-	29,401	-	-	29,401

Loss for the year ended December 31, 2003	-	-	-	-	-	-	-	(540,986)	(540,986)

Balance as of December 31, 2003	-	$-	$-	2,430,190	$243	$2,360,374	$-	$(7,108,948)	$(4,748,331)

Issuance of 1,404 shares of common stock at $2.24 to a consultant for services rendered	-	-	-	1,404	-	3,125	-	-	3,125

Issuance of 1,404 shares of common stock at $2.24 to a consultant for services rendered	-	-	-	1,404	-	3,125	-	-	3,125

Value of 26,107 warrants issued to consultants	-	-	-	-	-	93,000	-	-	93,000

Beneficial conversion feature of note payable for the year ended December 31, 2004	-	-	-	-	-	17,149	-	-	17,149

Loss for the year ended December 31, 2004	-	-	-	-	-	-	-	(1,252,796)	(1,252,796)

Balance as of December 31, 2004	-	$-	$-	2,432,998	$243	$2,476,773	$-	$(8,361,744)	$(5,884,728)

Issuance of 134,746 shares of common stock at $2.24 for a technology license	-	-	-	134,746	13	299,987	-	-	300,000

Issuance of 6,661 shares at $3.74 per share for cash	-	-	-	6,661	1	24,999	-	-	25,000

Beneficial conversion feature of note payable for the year ended December 31, 2005	-	-	-	-	-	72,000	-	-	72,000

Loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(1,141,448)	(1,141,448)

Balance as of December 31, 2005	-	$-	$-	2,574,405	$257	$2,873,759	$-	$(9,503,192)	$(6,629,176)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Issuance of 4,913 pursuant to an antidilution agreement	-	-	-	4,913	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 3,706 pursuant to an antidilution agreement	-	-	-	3,705	-	-	-	-	-

Issuance of 3,706 pursuant to an antidilution agreement	-	-	-	3,705	-	-	-	-	-

Issuance of 1,235 pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 225 pursuant to an antidilution agreement	-	-	-	225	-	-	-	-	-

Beneficial conversion feature of note payable for the year ended	-	-	-	-	-	4,000	-	-	4,000

Loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(1,076,266)	(1,076,266)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity

Balance at December 31, 2006	-	$-	$-	2,591,893	$257	$2,877,759	$-	$(10,579,458)	$(7,701,442)

Issuance of 7,018 shares at $3.74 per share for services rendered	-	-	-	7,017	2	26,249	-	-	26,251

Issuance of 25,989 shares for $3.74 per share for licensing agreement	-	-	-	25,988	2	97,204	-	-	97,206

Issuance of 25,989 shares for $3.74 per share for licensing agreement	-	-	-	25,990	2	97,204	-	-	97,206

119,053 shares to be issued at $0.37 per share for license agreement	-	-	-	-	-	-	445,305	-	445,305

119,053 shares to be issued at $0.37 per share for license agreement	-	-	-	-	-	-	445,305	-	445,305

Beneficial conversion feature of note payable for the year ended December 31, 2007	-	-	-	-	-	6,604,430	-	-	6,604,430

Loss for the year months ended December 31, 2007	-	-	-	-	-	-	-	(2,768,669)	(2,768,669)

Balance at December 31, 2007	-	$-	$-	2,650,888	$263	$9,702,846	$890,610	$(13,348,127)	$(2,754,408)

Recapitalization upon reverse merger	-	-	-	3,000,000	300	(300)	-	-	-

Issuance of 119,053 shares of common stock at $0.37 per share, previously accrued	-	-	-	119,053	12	445,293	(445,305)	-	-

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity

Issuance of 119,053 shares of common stock at $0.37 per share, previously accrued	-	-	-	119,053	12	445,293	(445,305)	-	-

Issuance of 1,055,507 shares of common stock for cash at a price of $0.011 per share	-	-	-	1,055,508	106	44,690	-	-	44,796

Issuance of 100,000 shares of common stock and 20,000 warrants to purchase additional shares of common stock at a price of $0.05 per share as a discount on notes payable	-	-	-	100,000	10	55,991	-	-	56,001

Issuance of 1,055,508 shares of common stock at a price of $0.03 per share to a board member for services	-	-	-	1,055,507	105	29,895	-	-	30,000

Issuance of 150,000 shares of common stock at a price of $1.25 per share to officers for services	-	-	-	150,000	15	187,485	-	-	187,500

Issuance of 137,500 shares of common stock at a price of $0.05 per share as a discount to notes payable	-	-	-	137,500	14	6,861	-	-	6,875

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Sale of 707,200 shares of common stock and 707,200 warrants to purchase additional shares of common stock at a price of $2.50 per share for cash, net of costs of $359,729	-	-	-	707,200	71	1,408,200	-	-	1,408,271

Cancellation of shares issued for technology license	-	-	-	(279,788)	(28)	(842,486)	-	-	(842,514)

Value of options to purchase 2,250,000 shares of common stock at a price of $2,50 per shares issued to board member for extension of payment terms	-	-	-	-	-	2,811,962	-	-	2,811,962

Value of warrants to purchase 75,000 shares of common stock at $2,50 per share issued to a board member for services	-	-	-	-	-	93,733	-	-	93,733

Value of warrants to 70,180 shares of common stock at $1,78 per share issued to a board member for extension of credit terms	-	-	-	-	-	129,278	-	-	129,278

Value of vested portion of options issued to officer	-	-	-	-	-	54,848	-	-	54,848

Discount to notes payable due to beneficial conversion feature	-	-	-	-	-	1,019,208	-	-	1,019,208

Loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(5,989,872)	(5,989,872)

Balance as of December 31, 2008	-	$-	$-	8,814,921	$880	$15,592,797	$-	$(19,337,999)	$(3,744,322)

Value of vested portion of 100,000 options issued to officer (unaudited)	-	-	-	-	-	10,401	-	-	10,401

Loss for the three months ended March 31, 2009 (unaudited)	-	-	-	-	-	-	-	(378,429)	(378,429)

Balance as of March 31, 2009 (unaudited)	-	$-	$-	8,814,921	$880	$15,603,198	$-	$(19,716,428)	$(4,112,350)

Value of vested portion of 100,000 options issued to officer (unaudited)	-	-	-	-	-	10,399	-	-	10,399

40,845 shares to be issued for the exercise of 42,108 warrants of an exercise price of $0.036 per share (unaudited)	-	-	-	-	-	-	1,137	-	1,137

Loss for the three months ended June 30, 2009 (unaudited)	-	-	-	-	-	-	-	(458,984)	(458,984)

Balance as of June 30, 2009 (unaudited)	-	$-	$-	8,814,921	$880	$15,613,597	$1,137	$(20,175,412)	$(4,559,798)

Issuance of 50,000 shares for services at a price of $0.30 per share	-	-	-	50,000	5	14,995	-	-	15,000

Issuance of 50,000 shares for services at a price of $0.44 per share	-	-	-	50,000	5	21,995	-	-	22,000

Value of vested portion of 100,000 options issued to officer	-	-	-	-	-	10,399	-	-	10,399

Loss for the three months ended September 30, 2009	-	-	-	-	-	-	-	-	(462,165)

Balance as of September 30, 2009	-	$-	$-	8,914,921	$890	15,660,986	$1,137	$(20,637,577)	$(4,974,564)

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	Cumulative from Inception (January 15, 1997) to September 30, 2009
Cash flows from operating activities:
Net loss	$(1,299,578)	$(5,499,474)	$(20,637,577)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	68,199	3,040,332	4,074,709
Amortization of discount on notes payable	14,245	6,846,555	8,756,664
Impairment of technology licenses and equity securities	-	-	1,701,936
Gain on restructuring of debt	-	(5,690,287)	(5,577,000)
Redemption of shares previously issued for license agreement	-	(842,513)	(842,513)
Net change in operating assets and liabilities:
Cash overdraft	6,330		6,330
Advances to related party	-	-	(10,000)
Prepaid insurance	(35,589)	-	(35,589)
Accounts payable and accrued liabilities	1,067,890	545,312	8,647,740

Net cash used in operating activities	(178,503)	(1,600,075)	(3,915,300)

Cash flows from investing activities:
Cash portion of investment in technology license	-	-	(6,000)

Net cash used in investing activities	-	-	(6,000)

Cash flows from financing activities:
Proceeds from cash advances	130,400	172,000	926,400
Principal payments on cash advances	-	(130,000)	(130,000)
Stock sold for cash, net of costs	-	1,408,271	1,738,271
Proceeds from the exercise of warrants	1,137	-	1,137
Proceeds from (repayments) to line of credit	(5,649)	(1,180)	253,511
Principal payments on debt	-	(510,760)	(512,993)
Proceeds from notes payable	-	950,000	1,644,974

Net cash provided by financing activities	125,888	1,888,331	3,921,300

Net increase (decrease) in cash and cash equivalents	(52,615)	288,256	-

Cash and cash equivalents at beginning of period	52,615	209	-

Cash and cash equivalents at end of period	$-	$288,465	$-

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Nine Months Ended September 30,		Cumulative from Inception (January 15, 1997) to September 30, 2009
	2009	2008
Supplemental disclosures of cash flow information:

Cash paid during the period for: Interest	$7,411	$24,309	$71,734

Income Taxes	$-	$-	$-
Items not affecting cash flows:
Beneficial conversion feature of notes payable	$14,245	$6,623,545	$14,905,485

Common stock issued for services	$37,000	$187,500	$354,875

Notes payable issued under restructure of debt	$-	$-	$7,284,998

Value of warrant issued as discount on debt	$-	$129,278	$331,510

Notes payable issued for accounts payable	$-	$-	$287,768

Common stock issued for technology license	$-	$920,610	$920,610

Common stock issued for the conversion of preferred stock	$-	$-	$355,000

Notes payable issued for services	$-	$-	$3,746,971

Impairment of technology licenses	$-	$-	$616,908

Value of warrants issued for debt	$-	$12,747	$12,747

Issuance of common stock for cash	$-	$1,408,271	$1,408,271

Gain from the restructuring of debt	$-	$(5,690,287)	$(5,576,993)

Value of options issued for services	$31,199	$937,321	$2,898,010

Common stock exchanged for accounts payable	$-	$30,000	$30,000

Cash advance converted to notes payable	$-	$-	$521,200

Capitalization of interest on debt	$-	$-	$33,751

Cancellation of shares previously issued for license	$-	$(842,513)	$(842,513)

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

The Company’s operating subsidiary, Omnimmune Corp., is currently a development stage company under the provisions of Financial Accounting Standards Board “FASB” Accounting Standard Codification “ASC” 915-10-15 (formerly referred to as Statement of Financial Accounting Standards, (“SFAS”) No 7). The Company, whose principal business is to act as a holding company for Omnimmune Corp., is also a development-stage company. The accounts of the Company also include those of its wholly owned subsidiary, InVitro Technologies, Inc., an inactive company.

Merger with Roughneck Supplies, Inc.

The predecessor of the Company was originally incorporated on February 22, 2007, in the State of Nevada as Roughneck Supplies, Inc. (“Roughneck”). On August 6, 2008, Roughneck merged with and into Omnimmune Holdings, Inc. On August 7, 2008, Omnimmune Corp., a privately held Texas corporation incorporated on January 15, 1997 merged with and into Omnimmune Acquisition Corp., a Delaware corporation, and a wholly-owned subsidiary of the Company formed for the purpose of the merger.  As a result, (i)  Omnimmune Corp became  a  wholly-owned subsidiary of the Company, (ii) the shareholders of Omnimmune Corp. became the majority stockholders of the Company and the shareholders prior to the merger were reduced to a minority ownership, (iii) the historical management of the Company resigned, and the management of Omnimmune Corp. became the management of the Company, (iv) the business of Omnimmune Corp. became the business of Omnimmune and the former business of Roughneck was eliminated, and (v) the historical financial statements of Omnimmune Corp. became the historical financial statements of the Company. Therefore, as a consequence of the two mergers, one on August 6, 2008 and one on August 7, 2008, Omnimmune (formerly Roughneck) went from being a public corporation domiciled in Nevada formerly in the business of marketing and retailing oil and gas drilling supply products with little or no continuing operations and a fiscal year end of May 31, to being a public company domiciled in Delaware in the biotechnology business in the development stage with a fiscal year end of December 31.  These transactions are described in detail in the Company’s Form 8-K filed with the SEC on August 12, 2008, as amended on August 21, 2008, August 27, 2008 and September 5, 2008, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company had no cash at September 30, 2009 and incurred losses from operations of $462,165 and $1,013,903 for the three months ended September 30, 2009 and 2008, respectively; losses from operations of $1,299,578 and $5,499,474 for the nine months ended September 30, 2009 and 2008, respectively;  and $20,637,577 from inception (January 15, 1997) through September 30, 2009. In addition, the Company’s current liabilities exceed its current assets by $3,949,698 as of September 30, 2009. These factors among others, including the Company’s current cash position, which was  $0  as of September 30, 2009, as well as its delinquent status under certain key license agreements and other payment obligations,  indicate that the Company will very likely be unable to continue as a going concern for a reasonable period of time absent the immediate infusion of substantial additional capital.

If operations and cash flows substantially improve, including through funds realized upon one or more  debt or equity financing transaction, management believes that the Company can meet its ongoing obligations and continue in business.  However, there remains a substantial risk that management’s actions will not result in the resolution of the Company’s liquidity problems or its eventual emergence as a profitable company.

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

Long-lived Assets

In accordance with ASC 360-10-15 (formerly referred to as SFAS No.  144),  long-lived  assets to be held and used are analyzed for impairment  whenever  events or changes in  circumstances  indicate that the  carrying  amount  of an asset  may not be  recoverable.  ASC 360-10-15 relates to assets that can be amortized and the life  determinable.  The Company evaluates  at each  balance  sheet date whether  events and  circumstances  have occurred  that  indicate  possible  impairment.  If there are  indications  of impairment, the Company uses future undiscounted cash flows of the related asset or asset  grouping over the remaining life in measuring  whether the assets are recoverable.  In the event such cash flows are not expected to be  sufficient to recover  the  recorded  asset  values,  the  assets  are  written  down to their estimated  fair value.  Long-lived  assets to be disposed of are reported at the lower of  carrying  amount or fair value of asset less the cost to sell.  During the three and nine months ended September 30, 2009 and 2008, the Company recognized $0 impairment of long-lived assets.  From inception to September 30, 2009 an impairment of license agreement in the amount of $1,701,936 was recorded.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Net Income (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10-45 (Financial  Accounting Standard No. 128,  "Earnings Per Share" (SFAS 128)).  Net loss per common share is computed by dividing net loss by the weighted  average  number of shares of common stock and dilutive common stock equivalents  outstanding during the year.  Dilutive common stock  equivalents  consist of shares  issuable upon  conversion of  convertible notes and the exercise of the Company's  stock options and warrants  (calculated using the  treasury  stock  method).  During the three and nine months ended September 30, 2009 and 2008, and from inception to September 30, 2009,  common stock equivalents  were not  considered  in the  calculation  of the weighted  average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

At September 30, 2009, the following convertible securities were not included  in fully-diluted loss per share because the result would have been anti-dilutive:  Options to purchase 2,350,000 shares at $2.50 per share; Warrants to purchase 70,180 shares at $1.78 per share, warrants to purchase 75,000 shares at $2.50 per share, and warrants to purchase 727,200 shares at $5.00 per share; debt convertible into 5,368,886 shares at $0.18 per share, and debt convertible into 2,000,000 shares at $0.50 per share.

At September 30, 2008, the following convertible securities were not included  in fully-diluted loss per share because the result would have been anti-dilutive:  Options to purchase 2,350,000 shares at $2.50 per share; warrants to purchase 84,216 shares at $0.10 per share, warrants to purchase 70,180 shares at $1.78 per share, warrants to purchase 75,000 at $2.50 per share, and warrants to purchase 727,200 shares at $5.00 per share; debt convertible into 5,705,776  shares at $0.18 per share, and debt convertible into 2,067,090 shares at $0.50 per share.

Research and Development

The Company  accounts for research and development  costs in accordance with ASC 7.30-10-15 (formerly referred to as Statement  of  Financial  Accounting Standards  No. 2 ("SFAS 2"),  "Accounting  for Research and  Development  Costs"). Under ASC 730-10-15, all research and development  costs must be charged to expense as  incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and  development  costs are expensed  when the contracted  work has been performed or as milestone  results have been achieved. Company-sponsored research and  development  costs  related to both present and future  products  are expensed in the period  incurred.  There were no expenditures  on research and product  development for the three and nine months ended September 30, 2009 and 2008, and from inception through September 30, 2009.

Concentrations of Credit Risk

Financial  instruments and related items, which potentially  subject the Company to  concentrations  of credit risk,  consist primarily of cash, cash equivalents and related party  receivables.  The Company  places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC  insurance  limit.

Comprehensive Income

ASC 220-10-15 (formerly referred to as Statement of Financial  Accounting  Standards No. 130 ("SFAS  130"),  "Reporting Comprehensive  Income,")  establishes  standards for reporting and  displaying of comprehensive  income,  its components and accumulated  balances.  Comprehensive income is defined to include all changes in equity except those  resulting  from investments by owners and distributions to owners. Among other disclosures, ASC 220-10-15 requires  that all items that are required to be  recognized  under  current accounting  standards as  components  of  comprehensive  income be reported in a financial  statement  that is  displayed  with  the  same  prominence  as  other financial  statements.  During the three and nine months ended September 30, 2009 and 2008 there were no items  of other comprehensive income.

Stock Based Compensation

Effective January 1, 2006, the Company adopted ASC 718-10 (formerly referred to as SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) which superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method ) utilizing the modified prospective approach. Prior to the adoption of ASC 718-10 we accounted for stock option grant in accordance with ASC 718-10 and accordingly, recognized compensation expense for stock option grants.

Under the modified prospective approach, ASC 718-10 applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718-10, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10 Prior periods were not restated to reflect the impact of adopting the new standard.

A summary of option activity under the Plan as of September 30, 2009, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,350,000	$2.50
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2009	2,350,000	$2.50
Vested at September 30, 2009	2,319,283	$2.50
Non-vested at September 30, 2009	30,717	$2.50

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.25 as of September 30, 2009, and the exercise price multiplied by the number of options outstanding. As of September 30, 2009, total unrecognized stock-based compensation expense related to stock options was $38,148. The total fair value of options vested during the three months September 30, 2009 and 2008 was $10,399 and $40,983, respectively. The total fair value of options vested during the nine months September 30, 2009 and 2008 was $31,199 and $2,852,832, respectively.

Income Taxes

The Company has implemented the provisions of ASC 740-10-05 (formerly referred to as Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109)). ASC 740-10-05 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

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

Significant Recent Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" (ASC Topic 105) which established the FASB Accounting Standards Codification ("the Codification" or "ASC") as the official single source of authoritative U.S. generally accepted accounting principles ("GAAP").  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant Securities and Exchange Commission ("SEC") guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates ("ASU") which will serve to update the Codification, provide background information about guidance and provide the basis for conclusions to the Codification.

The Codification, which became effective July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification on July 1, 2009 which provides for changes in references to technical accounting literature (if used) in the Quarterly Report on Form 10-Q and subsequent reports, but did not have a material impact on the Company's financial position, results of operations, or cash flows.

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820” and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position for the periods presented.

FASB ASC 805, Business Combinations (“ASC 805” and formerly referred to as FAS-141(R)) requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

FASB ASC 810, Consolidation (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65” and formerly referred to as FAS-160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The application of ASC 810-10-65 did not have a significant impact on earnings nor the financial position.

FASB ASC 815, Derivatives and Hedging (“ASC 815”), ASC 815-10-65, Transition and Open Effective Date Information (“ASC 815-10-65”and formerly referred to as FAS-161) includes a requirement for enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective prospectively for fiscal years beginning after November 15, 2008. The application of ASC 815 expanded the required disclosures in regards to the Company’s derivative and hedging activities.

FASB ASC 350, Intangibles – Goodwill and Other, ASC 350-30-65, Transition and Open Effective Date Information (“ASC 350-30-65” and formerly referred to as FSP FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. ASC 350-30-65 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this ASC 350-30-65 for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of ASC 350-30-65, however, shall be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The application of ASC 350-30-65 is not expected to have a material impact on earnings nor the financial position.

FASB ASC 715, Compensation – Retirement Benefits, ASC 715-20-65, Transition and Open Effective Date Information (“ASC 715-20-65” and formerly referred to as FSP FAS-132(R)-1) provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. ASC 715-20-65 is effective prospectively for fiscal years ending after December 15, 2009. The application of ASC 715-20-65 will expand the Company’s disclosures regarding pension plan assets.

FASB ASC 825 Financial Instruments, ASC 825-10-65, Transition and Open Effective Date Information (“ASC 825-10-65” and formerly referred to as FSP FAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009. The application of ASC 825-10-65 expanded the Company’s disclosures regarding the use of fair value in interim periods.

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement is issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and has been applied prospectively.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2009 and December 31, 2008 of  $845,062  and $471,775, respectively, consisting of trade payables. Accounts payable and accrued liabilities – related parties at September 30, 2009 and December 31, 2008 of $900,988 and $351,748, respectively, consisting of accrued liabilities to directors  and senior management for services performed.

3. LINE OF CREDIT

The Company has bank loan and credit card agreements with various banks. The bank loan is jointly guaranteed by two of the Company’s shareholders.  The Company's Chief Executive Officer, Harris Lichtenstein, co-signs the credit card agreements  and remains jointly liable with the Company on all outstanding amounts due for these credit card liabilities. At September 30, 2009 and December 31, 2008, the Company had the following amounts due under its loan and credit agreements:

	September 30, 2009	December 31, 2008
Bank loan	$149,976	$149,976
Credit cards	103,532	109,181
Total	$253,508	$259,157

4. ACCRUED INTEREST

Notes payable and accrued interest at September 30, 2009 and December 31, 2008 are  summarized as follows:

	September 30,	December 31,
	2009	2008
Number of notes payable	16	16
Number of notes payable - related party	4	5

Principal amount - notes payable, net of discount	$1,009,288	$709,035
Principal amount - notes payable - related party, net of discount	$1,002,631	$1,288,632

Accrued interest	$280,198	$192,380
Accrued interest - related party	$481,755	$424,210

Interest expense (net) consisted of the following for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Accrued interest - notes payable	$2,191	$2,081	$6,286	$80,853
Accrued interest - notes payable – related party	46,899	42,606	139,169	100,581
Bank credit line	3,119	3,119	9,254	9,557
Amortization of discount on notes payable	6,218	66,478	14,245	6,566,773
Amortization of discount on accounts payable	-	-	-	223,077
Credit Cards	2,438	4,036	7,417	6,882
Interest (income)	-	-	-	-
Total interest	$60,865	$118,320	$176,371	$6,987,657

5. CASH ADVANCES

During the three and nine months ended September 30, 2009, the Company received $30,400 and $130,400, respectively, in new non-interest bearing, payable on demand, unsecured cash advances from  shareholders. All such advances are demand obligations and bear no interest

6. NOTES PAYABLE

The Company has convertible notes payable outstanding which contain a provision for contingent warrants that are potentially issuable.  Pursuant to the convertible notes agreements, these warrants are issuable if  the note holder elects to convert at least 25% of the principal amount of the note during the term of the note.  At September 30, 2009, there are contingent 5 year warrants issuable to purchase an aggregate of 43,000 shares  of the Company’s common stock at a price of $5.00 per share.

The following table lists the notes payable at September 30, 2009 and December 31, 2008:

Principal balance:,
September 30, 2009	December 31, 2008

Convertible note payable to a related party in the amount of $2,000,000 dated June 14, 1994. On March 3, 2007, this note was replaced with a new note in the amount of $3,170,188, which included accrued interest in the amount of $959,089, a salary payable of $106,575, and a loss of $104,524.  On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $2,670,188 was forgiven by the note holder. The note signed on March 1, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  Interest in the amount of $0 was accrued on these  notes during the three  months ended September 30, 2009 and 2008, respectively.  Interest in the amount of $0 and $37,087 was accrued on these  notes during the nine  months ended September 30, 2009 and 2008, respectively. Total accrued interest at September 30, 2009 and 2008 amounted to $222,521.
$500,000	$500,000

Convertible note payable to a related party in the amount of $1,170,356 dated May 15, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $1,342,127, which included accrued interest of $379,324, and a gain of $207,553. On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $842,127 was forgiven by the debt holder. The note dated March 1, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. Interest in the amount of $0 was accrued on these notes during the three  months ended September 30, 2009 and 2008, respectively.  Interest in the amount of $0 and $15,701 was accrued on these notes during the nine months ended September30, 2009 and 2008, respectively.  Total accrued interest at September 30, 2009 and 2008 amounted to $94,206.
500,000	500,000

Convertible note payable to a related party in the amount of $25,000 dated March 10, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $30,211, which includes accrued interest of $4,938 and a loss of $272.  On March 31, 2008, this note was replaced with a new note in the amount of $33,232, which includes accrued interest of $3,021. The note bears interest at the rate of 10% per annum, and was due in full on February 28, 2013.  This note is convertible into common stock of the Company at a conversion price of $0.1781 per share. A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $838 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $2,468 and $2,445 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. Total accrued interest at September 30, 2009 and 2008 amounted to $5,272 and $1,948, respectively.
33,232	33,232

Principal balance:
September 30, 2009	December 31, 2008
Convertible note payable to a related party in the amount of $37,000 dated February 26, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $44,848, which included accrued interest of $6,418, and loss of $1,430. On March 1, 2008, this note was replaced with a new note in the amount of $49,333, which includes accrued interest of $4,485.  The note bears interest at the rate of 10% per annum, and is due in full on February 1, 2013. This note is convertible into common stock of the Company at a conversion price of $1.78 per share. A beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8% Interest in the amount of $1,243 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $3,690 and $3,629 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively.   Total accrued interest at September 30, 2009 and 2008 amounted to $7,826 and $2,892, respectively.
49,333	49,333

Note payable in the amount of $8,110 dated December 31, 1997.  On March 3, 2007, this note was replaced with a new note in the amount of $19,442, which included accrued interest of $7,437, and loss of $3,895. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $490 was accrued on this note during the three months ended September 30, 2009 and 2008.  Interest in the amount of $1,454 and $1,459 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. Total accrued interest at September 30, 2009 and 2008  amounted to $5,028 and $3,084, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.
19,442	19,442

Note payable in the amount of $11,932 dated December 31, 1999.  On March 3, 2007, this note was replaced with a new note in the amount of $23,641, which included accrued interest of $8,168, and a loss of $3,540. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $596 was accrued on this note during the three months ended September 30, 2009 and 2008.  Interest in the amount of $1,768 and $1,775 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively.  Total accrued interest at September 30, 2009 and 2008  amounted to $6,114 and $3,750 respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.
23,641	23,641

Note payable in the amount of $33,860 dated December 31, 2000.  On March 3, 2007, this note was replaced with a new note in the amount of $60,971, which included accrued interest of $20,882, and a loss of $6,228. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $1,537 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $4,560 and $4,577 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively.  Total accrued interest at September 30, 2009 and 2008  amounted to $15,796 and $9,672, respectively.  During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.
60,971	60,971

Note payable in the amount of $25,000 dated February 28, 2001. On March 3, 2007, this note was replaced with a new not in the amount of $44,355, which included accrued interest in the amount of $15,014, and a loss of $4,341. On March 1, 2008, this note was replaced with a new note in the amount of $127,305, which consolidated two other notes payable to this note holder in the amounts of $41,774, and $28,603, and accrued interest of $11,573.The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares  of common stock at a rate of $1.78 per share.  A beneficial conversion in the amount of $127,305 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.2%. Interest in the amount of $3,209 was accrued on this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $9,522 and $8,193 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively.  Total accrued interest at September 30, 2009 and 2008 amounted to $20,194 and $7,464, respectively.
127,305	127,305

Note payable in the amount of $16,750 dated June 1, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $45,224, which included accrued interest in the amount of $14,275, and a loss of $3,322. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $1,140 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $3,383 and $3,395 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. Total accrued interest at September 30, 2009 and 2008  amounted to $11,696 and $7,174, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010.
45,224	45,224

Note payable in the amount of $18,000 dated June 1, 2002.  On March 3, 2007, this note was replaced wit ha new note in the amount of $28,350, which included accrued interest in the amount of $8,551, and a loss of $1,798. On March 1, 2008, this  note was replaced with a new note in the amount of $31,185, which includes accrued interest in the amount of $2,835. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares  of common stock at a rate of $1.78 per shares.  A beneficial conversion feature in the amount of $31,285 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $786 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $2,332 and $2,294 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively.  Total accrued interest at September 30, 2009 and 2008 amounted to $4,947 and $1,828, respectively.
31,185	31,185

	Principal balance:
	September 30, 2009	December 31, 2008
Note payable in the amount of $62,019 dated July 1, 2005. On January 1, 2007, this note was replaced with a new note in the amount of $94,334, which included accrued interest of $9,328, and a loss of 422,987. On March 1, 2008, this note was replaced with a new note in the amount of $88,132, which includes accrued interest in the amount of $2,221. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares  of common stock at a price of $1.78 per share.  A beneficial conversion feature was recorded in the amount of $91,149 on the note. Interest in the amount of $2,221 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $6,592 and $6,602 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. Total accrued interest at September 30, 2009 and 2008 amounted to $13,230 and $4,417, respectively.
	88,132	88,139

Note payable in the amount of $25,000 dated October 6, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $28,603, which included interest in the amount of $3,500, and a loss of $103. On March 1, 2008, this note was consolidated into a new note in the amount of $29,025, and is due on February 28, 2013. Interest in the amount of $731 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $2,170and $2,135was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. Total accrued interest at September 30, 2009 and 2008 amounted to $4,603 and $1,701, respectively.
	29,025	29,025

Note payable in the amount of $69,806 dated March 3, 2007. On March 1, 2008, this note was replaced with a new note in the amount of $76,787, which included accrued interest in the amount of $6,981. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares (post shares) of common stock at a rate of $1.78 per share.  A beneficial conversion feature in the amount of $76,787 was recorded on the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $1,935 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $5,743 and $5,590 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively.   Total accrued interest at September 30, 2009 and 2008 amounted to $12,121 and $4,443, respectively.
	76,787	76,787

Note payable  in the amount of $550,000 dated June 24, 2008.  The note bears interest at a rate of 10% per annum, and is due in full on June 24, 2010.  This note becomes convertible into shares  of common stock upon the closing of a qualified financing.  Interest in the amount of $13,863 and $13,863 was accrued during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $41,137 and $14,767 was accrued during the nine months ended September 30, 2009 and 2008, respectively.   Total accrued interest at September 30, 2009 and 2008 amounted to $69,767 and $14,767, respectively.
	550,000	550,000

Note payable in the amount of $521,200 dated March 1, 2008. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into common stock at a rate of $1.78 per share.  A beneficial conversion feature in the amount of $521,200 was recorded and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%.  Interest in the amount of $13,137 and $14,469 was accrued on this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $38,983 and $33,736 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively.   Total accrued interest at September 30, 2009 and 2008 amounted to $85,856 and $33,736, respectively.
	521,200	521,200

Note payable in the amount of $287,768 dated October 31, 2008. The note bears interest at a rate of 10% per annum, and was due in full on June 30, 2009. Interest in the amount of $7,253 and $0 was accrued on this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $21,523 and $0 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. Total accrued interest at September 30, 2009 and 2008 amounted to $26,333 and $0, respectively. This note is currently past due and may be called by the payee at any time.	287,768	287,768

Total outstanding	$2,943,245	$2,943,252
Less discount on notes payable	(931,333)	(945,585)
Total – net of discounts	2,011,912	1,997,667
Less current portion – net of discounts	(987,046)	(287,768)
Long-term portion – net of discounts	$1,024,866	$1,709,899

Related Party	$1,002,631	$1,288,632
Related Party – current portion	-	287,768
Related Party – long term portion	$1,002,631	$1,000,864

Non-related party	$1,009,288	$709,035
Non-related party – current portion	987,046	-
Non-related party – long term portion	$22,235	$709,035

7. EQUITY

On July 8, 2008, the Company filed an amendment to its certificate of incorporation in the State of Delaware decreasing the number of authorized shares from 300,000,000 to 50,000,000 and decreasing the par value from $0.01 to $0.0001. At September 30, 2009 and December 31, 2008, the Company had issued and outstanding 8,914,921, and 8,814,921 shares, respectively.  No shares of preferred stock were issued or outstanding.

The Company completed a 1-for-2.8072 split of its common stock, effective March 27, 2008. The Company completed a 10-for-1 reverse split of its common stock effective June 9, 2008.  Each of these stock splits is accounted for in all share numbers included in this report, unless otherwise indicated.

Common Stock

Three months ended September 30, 2009:

The Company issued 50,000 shares of common stock to a consultant for services.  The fair value of these shares in the amount of $15,000 was charged to operations during the three  months ended September 30, 2009.

The Company issued 50,000 shares of common stock to a consultant for services.  The fair value of these shares in the amount of $22,000 was charged to operations during the three  months ended September 30, 2009.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of September  30, 2009:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$1.78-2.50	145,180	6.17	$1.78-2.50	145,180	6.17
5.00	727,200	3.86	5.00	727,200	3.86
Total	872,380	4.24		872,380	4.24

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2008:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.10	84,215	0.21	$0.10	84,215	0.21
1.78-2.50	145,180	6.92	1.78-2.50	145,180	6.92
5.00	727,200	4.61	5.00	727,200	4.61
Total	956,595	4.57		956,595	4.57

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	956,596	$4.14
Granted	-	-
Exercised	(42,108)	(0.10)
Cancelled or expired	(42,108)	(0.10)
Outstanding at September 30, 2009	872,380	$4.54

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

Options

During the year ended December 31, 2008, the Company issued options to purchase 100,000 shares of common stock at a price per share of $2.50. These options were valued at an aggregate of $124,192, and vest at the following rate: 33,000 vested at the time of issuance, and the balance vest ratably over a 23 month period.  During the three and nine months ended September 30, 2009, the Company charged to operations the fair value of the vested options, or $10,399 and $31,199, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of September 30, 2009:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	8.52	$2.50	2,319,283	8.52
Total	2,350,000	8.52		2,319,283	8.52

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2008:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	9.27	$2.50	2,285,791	9.27
Total	2,350,000	9.27		2,285,791	9.27

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	2,350,000	$2.50
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2009	2,350,000	$2.50
Exercisable at September 30, 2009	2,319,283	$2.50
Not exercisable at September 30, 2009	30,717	$2.50

8. RELATED PARTIES

Amounts due to related parties at September 30, 2009 consisted of the following:

Convertible Notes Payable to related parties

The Company has a note payable outstanding to its Chief Executive Officer, in the amount of $500,000 at September 30, 2009 and December 31, 2008. The note is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. During the three and nine months ended September 30, 2009 and 2008, the Company accrued no interest on these notes.

The Company has a convertible note payable outstanding to Dennis Lichtenstein, a relative of the Chief Executive Officer, in the amount of $49,333 at September 30, 2009 and December 31, 2008. The note bears interest at a rate of 10% per annum. During the three months ended September 30, 2009 and 2008, the Company accrued interest in the amount of $1,243.  During the nine months ended September 30, 2009 and 2008, the Company accrued interest in the amount of $3,690 and $3,629, respectively.  A beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%.  As of September 30, 2009 a discount in the amount of $47,761 remained on this note.

The Company has a note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount of $500,000 at September 30, 2009 and December 31, 2008. The note is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  During the three and nine months ended September 30, 2009 and 2008, the Company accrued no interest on these notes.

The Company has a note payable outstanding to Jennie Fay Lichtenstein, a relative of the Chief Executive Officer, in the amount of $33,232 at September 30, 2009 and December 31, 2008. This note bears interest at a rate of 10% per annum. During the three months ended September 30, 2009 and 2008, the Company accrued interest in the amount of $838.  During the nine months ended September 30, 2009 and 2008, the Company accrued interest in the amount of $2,468 and $2,445, respectively. A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%.  As of September 30, 2009, a discount in the amount of $32,173 remained on this note.

Accounts Payable- related parties

The Company had a liability to  a director for consulting fees payable in the amount of $420,000 at September 30, 2009, which was included in accounts payable and  accrued liabilities - related party.

Accrued Salaries-related parties

During the three and nine months ended September 30, 2009, the Company has accrued the salary and payroll taxes payable to Harris Lichtenstein, the Company’s Chief Executive Officer.  Pursuant to his employment agreement with the Company, Dr. Lichtenstein is to be paid an annual salary of $245,000 and, as a result, the Company has accrued the amount of $61,250 for each quarter.  During the nine months ended September 30, 2009, the Company made a $4,000 payment to the Officer. As of September 30, 2009, the Company has accrued a total of $179,750 in accrued salary plus an additional $18,375 in accrued payroll taxes.

During the three and nine months ended September 30, 2009, the Company has accrued the salary and payroll taxes payable to Alex Krichevsky, an officer of the Company.  Pursuant to his employment agreement with the Company Cr. Krichevsky is to be paid an annual salary of $245,000 and, as a result, the Company has accrued the amount of $61,250 for each quarter.  During the nine months ended September 30, 2009, the Company made no payments to the Officer. As of September 30, 2009, the Company has accrued a total of $183,750 in accrued salary plus an additional $18,375 in accrued payroll taxes. ..

During the three and nine months ended September 30, 2009, the Company has accrued the consulting fees payable to Howard Becker, an officer of the Company.  Pursuant to the consulting agreement, Mr. Becker’s consulting firm, Becker Advisors, Ltd., is to be paid monthly fees of $8,600 for part-time service to the Company and, as a result, the Company has accrued the amount of $25,800 for each quarter.  As of September 30, 2009, the Company has accrued a total of $73,400, which is shown in accounts payable-related party on the Company's balance sheet.

There are no agreements or understandings between the Company and the aforementioned executives regarding the payment of the above salaries, taxes and consulting fees, all of which are currently past due. As of the date of this report,  none of these executives has taken any action or steps in furtherance of the formal collection of these past due amounts.

9. COMMITMENTS AND CONTINGENCIES

Lease of office space

The Company leases office space in Houston, Texas under a month to month lease calling for annual rent of $8,400 .

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

The Company and ASRI agreed to further amend the license agreement, which amendment became effective June 30, 2008.  ASRI granted the Company an extension of the second payment of licensing fees from the original due date of February 1, 2008 to June 30, 2008.   Thereafter, ASRI agreed to further extend from February 1, 2009 to August 1, 2009, the license fee of $50,000.  As of September 30, 2009, the Company has paid $50,000  in licensing fees under this agreement.   The Company has not made the payment of  $50,000 that was due on August 1, 2009, nor has it received a formal extension from ASRI with respect thereto.  Subsequent to the period covered by this report, the Company paid ASRI $5,000 toward this past due obligation and continues to engage in informal discussions with ASRI in an attempt to achieve a consensual payment arrangement to resolve its past due obligations under the ASRI License Agreement.  Although no agreement has been reached with ASRI regarding these delinquent obligations,  ASRI has not, as of the date of this report, declared a default under the ASRI License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the ASRI License Agreement could be terminated. Should such a declaration of default be issued, there is no assurance that the Company would have sufficient wherewithal to cure the default within the prescribed cure period or to otherwise stave off the termination of the ASRI License Agreement.

As of September 30, 2009, the Company has accrued the past due amount of $50,000, which was due on August 1, 2009.

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

$52,500 due on or before May 1, 2009

$75,000 due on or before May 1, 2010

$60,000 due on May 1 each year thereafter

Columbia and the Company recently agreed to a further amendment to the Columbia License Agreement, pursuant to which the $52,500 license maintenance fee due on May 1, 2009 was split into two equal payments of $26,250, the first of which continued to be due on May 1, 2009, and the second of which was extended to August 1, 2009.    The Company has not made the required payments of  $26,250 that were due, respectively, on May 1, 2009 and August 1, 2009, nor has it received a formal extension from Columbia with respect thereto.  On September 18, 2009, the Company made a payment of $5,000 toward its arrears with Columbia and paid an additional $10,000 toward such arrears subsequent to the period covered by this report.  The Company continues to engage in informal discussions with Columbia in an attempt to achieve a consensual payment arrangement to resolve its past due obligations under the Columbia License Agreement.  Although no agreement has been reached with Columbia regarding these delinquent obligations, Columbia has not, as of the date of this report, declared a default under the Columbia License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the Columbia License Agreement could be terminated. Should such a declaration of default be issued, there is no assurance that the Company would have sufficient wherewithal to cure the default within the prescribed cure period or to otherwise stave off the termination of the Columbia License Agreement.

As of September 30, 2009, the Company has accrued the payment of $47,500 representing the past due obligations from May 1 and August 1, 2009.

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

Thereafter, IGR agreed to split the €25,000 payment that would otherwise have been due on March 1, 2009, into two payments, the first of which was in the amount of €15,000 and continued to be due in March 2009.  The second payment of  €10,000 became due no later than June 2009.  The Company paid to IGR  the  €15,000 that was due in March but has not made either the €10,000 payment or the €25,000 payment that were due in June 2009, nor has it received a formal extension from IGR with respect thereto.  Subsequent to the period covered by this report, the Company paid IGR €3,365 toward this past due obligation totaling €35,000 and continues to engage in informal discussions with IGR in an attempt to achieve a consensual payment arrangement to resolve its past due obligations under the IGR License Agreement.  Although no agreement has been reached with IGR regarding these delinquent obligations, IGR has not, as of the date of this report, declared a default under the IGR License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the IGR License Agreement could be terminated. Should such a declaration of default be issued, there is no assurance that the Company would have sufficient wherewithal to cure the default within the prescribed cure period or to otherwise stave off the termination of the IGR License Agreement.

As of September 30, 2009, the Company has accrued $48,014, representing the past due obligations from March 1 and June 1, 2009 of €35,000.

Ohio State Licensing Agreement

The Company entered into a licensing agreement (the “OSU License Agreement”) with Ohio State University (OSU) that was effective April 18, 2008, pursuant to which  OSU granted the Company rights to use the Licensed Patents, Licensed Material and Licensed Information (each as defined in the OSU License Agreement). The OSU License Agreement provides for payment by the Company of a one time license fee of $300,000, of which $5,000 was paid on execution, $45,000 was paid on the first business day following the Phase 1 Data Review Period, $50,000 was paid in September 2009, $100,000 was originally due November 15, 2008, $50,000 was originally due June 30, 2009, and $50,000 was originally due September 30, 2009. In addition, the OSU License Agreement provides for reimbursement to OSU for its patent expenses according to the schedule below:

 $12,738 payable in eight quarterly payments beginning October 1, 2009

As of September 30, 2009, the Company has paid $110,000 in licensing fees under this agreement, plus an additional $200,000 in related payments under separate gift agreements with OSU.

With respect to the license fee of $100,000 which, under the OSU License Agreement, was scheduled to be paid on or before November 15, 2008, the parties previously reached an understanding whereby $10,000 was to be and was paid immediately, $40,000 was to be due on March 1, 2009 and the balance of $50,000 would be due on June 30, 2009.  In addition, it is the Company’s position that the parties agreed to extend until September 30, 2009 the $50,000 license fee which, under the OSU Agreement, was scheduled to be paid on June 30, 2009, although OSU disputes that this amendment was effectuated.

   As described in detail in the Company’s Form 8-K filed with the SEC on August 24, 2009, on August 17, 2009, OSU issued a formal notice (the “Notice”) to the Company of its alleged default under the OSU License Agreement based on the Company’s non-payment of certain license fees.   The Company has acknowledged that certain license fees called for under the OSU License Agreement have not been paid.  However, as reported by the Company in the aforementioned 8-K the Company believes that it has meritorious defenses and counterclaims to OSU’s claim of breach under the OSU License Agreement, and that it has separate claims both against OSU and one or more individuals at OSU relating to conduct in inducing the Company into entering into the OSU License Agreement without full disclosure of what it believes were certain known facts. The OSU License Agreement provides that if the Company fails to make any required payment when due, OSU  has the right to terminate the OSU License Agreement on 30 days’ written notice, which has been provided to the Company in the form of the Notice.  Under Section 11.2 of the OSU License Agreement, any payments which, in fact, are due and owing as of the date of the Notice must be paid in full within 30 days of the receipt of the Notice, failing which the OSU License Agreement would terminate automatically.  However, Section 11.5 of the OSU License Agreement provides that if the Company, as licensee, disputes an alleged default or breach, the 30 day cure period shall be tolled pending the resolution of the dispute.  Such tolling is conditioned upon the posting of an appropriate bond and payment of all attorney fees and costs should OSU prevail.  Once the dispute is resolved, either for or against the Company, the Company would have the remainder of the cure period to pay such amounts found to be due to avoid automatic termination of the OSU License Agreement.

The Company has provided formal notice to OSU that it disputes OSU’s characterization in the Notice that the Company’s non-payment of scheduled fees and interest constitutes a breach of the OSU License Agreement.  Subsequent to the period covered by this report, on October 9, 2009, OSU advised the Company that it did not believe that the issues raised by the Company constituted a valid dispute that would call into play the tolling provisions of Section 11.5 and stated its view that it was considering the OSU License Agreement as terminated.   While not waiving its right to assert that the License Agreement was terminated, OSU went on in the October 9, 2009 letter to demand a bond from the Company in the amount of $450,371.79 under Section 11.5 of the OSU License Agreement pending the resolution of the dispute.  Thereafter, the Company advised OSU of its position that, based on the nature of its claims against OSU, the provisions in the OSU License Agreement that purport to require a bond were not enforceable and that no bond was required.  The Company further informed OSU that, in its view, if it were determined subsequently that a bond was required, the amount of any such bond would be substantially less than that demanded by OSU.  As of the date of this report, no formal action has been taken by either OSU or the Company regarding the bond or the underlying dispute.

The Company cannot predict the likelihood of prevailing in its dispute with OSU, either with respect to the question of the need for a bond or the amount thereof, or as to the underlying dispute itself.   However, if it were ultimately determined that the Company’s defenses and counterclaims lack merit and the dispute were resolved in favor of OSU, it is highly likely that the OSU License Agreement will be terminated.  Also, if it were determined that a bond was required within 30 days of receipt of the Notice from OSU, or if a bond is required which the Company is unable to post, it is highly likely that the OSU License Agreement will be terminated.  In addition, if OSU were to prevail in its position that the Company was in breach of the OSU License Agreement, the Company would also face an award or judgment for all past due payments, plus interest, legal fees and court costs.

The technology that is the subject of the OSU License Agreement relates exclusively to the Company’s vaccine technology and has no  direct or indirect inter-relatedness or connection to the Company’s diagnostic and prognostic technologies that are under license from academic institutions other than OSU.  Any termination of the OSU License Agreement, whether through a consensual understanding with OSU or through an adverse result following litigation, will have no effect on the Company’s portfolio of diagnostic and prognostic technologies, which are expected to be the Company’s primary focus going forward.

As of September 30, 2009, the Company has accrued unpaid license fees in the amount of $190,000, which obligations are noted as being  disputed.

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

10. SUBSEQUENT EVENTS

As of the date of this interim financial report, November 23, 2009, and with the exception of developments relating to the Company’s dispute with OSU under the OSU License Agreement, which are described in detail in Note 9 -- “Commitments and Contingencies” -- there have been no subsequent events that warrants disclosure by the Company.

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

Results of Operations

Because we produce no revenues, we rely entirely on debt and equity financing to fund ongoing operations, and expect to continue to do so for the foreseeable future.   Generating revenues and ultimately achieving profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts or from our patents and patents pending and those licensed from our strategic collaborators.  No assurances can be given as to our ability to identify sufficient sources of funding to sustain our operations, commercialize our products or achieve profitability.   These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. In order to alleviate our working capital deficiency and address our continued financing concerns, management intends to continue to take affirmative steps towards identifying sources of capital that will be sufficient to fund our operations until such time as we are cash flow positive.

Three Months Ended September 30, 2009 and September 30, 2008

Revenue

As a development stage pharmaceutical company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.

Costs and Expenses

Our selling, general and administrative expenses decreased approximately 55% to $401,300  in the three months ended September 30, 2009, from $885,583 for the same period in 2008.  For the three months ended September 30, 2009, selling, general, and administrative expenses consisted  primarily of payroll and employee benefits of $135,211; license fees of $126,250; consulting fees of $59,300; non cash compensation of $48,399; legal and accounting fees of $13,980;  and office rent expense of $2,312.    The decrease in the selling, general and administrative expenses was the result of a reduction in legal fees, due to the completion of the reverse merger and the financings in the prior period, and to a reduction in non-cash compensation during the current period.

Interest Expense

Interest expense decreased approximately 49% to $60,865 in the three months ended September 30, 2009, from $118,320 for the same period in 2008. The primary reason for this decrease was the acceleration of a portion of the amortization of the discount which resulted from the amending of a note payable during the three months ended September 30, 2008.

Net Loss

For the reasons stated above, our net loss for the three months ending September 30, 2009 was $462,165, compared to a net loss for the three months ending September 30, 2008 of $1,013,903.  For the period since inception January 15, 1997 through September 30, 2009, our accumulated net loss is $20,637,577.

Nine Months Ended September 30, 2009 and September 30, 2008

Revenue

As a development stage pharmaceutical company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.

Costs and Expenses

Our selling, general and administrative expenses decreased approximately 78% to $1,123,207  in the nine months ended September 30, 2009, from $5,044,618 in the same period in 2008.  For the nine months ended September 30, 2009, the primary components of selling, general, and administrative expenses were  payroll and employee benefits of $404,323; license fees of $263,500; consulting fee of $186,250;  legal and accounting fees of $141,686; non cash compensation of $69,197; insurance expense of $23,452; and office rent expense of $6,936. The decrease in the selling, general and administrative expenses was the result of a reduction in legal fees, due to the completion of the reverse merger and the financings in the prior period, and to a reduction in non-cash compensation during the current  period.

Interest Expense

Interest expense decreased approximately 97% to $176,371 in the nine months ended September 30, 2009, from $6,987,657 for the same period in 2008. The primary reason for this decrease was the acceleration of a portion of the amortization of the discount which resulted from the restructuring of debt during the nine months ended September 30, 2008.

Net Loss

For the reasons stated above, our net loss for the nine months ending September 30, 2009 was $1,299,578, compared to a net loss for the nine months ending September 30, 2008 of $5,499,474.  For the period since inception January 15, 1997 through September 30, 2009, our accumulated net loss is $20,637,577.

These  losses, in addition to a lack of continuing operations, raise substantial doubt about our ability to continue as a going concern.  Also, as of November 04, 2009, we had $0 cash on hand.    Accordingly, absent an immediate infusion of new capital, we will be unable to meet our ongoing obligations on a timely basis.  Since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund future operations, will be completely dependent on additional debt and equity financing arrangements to fund future operations.

Liquidity and Capital Resources

Net cash  used in operating activities was $178,503 for the nine months ended September 30, 2009, compared to net cash used in operating activities of $1,600,075 for the same period in 2008. This decrease was the result of the restructuring of debt during the nine months ended September 30, 2008, and there was no comparable activity during the nine months ended September 30, 2009. From inception through September 30, 2009, cash  used in operating activities was $3,915,300.

Net cash provided by financing activities was $125,888 for the nine months ended September 30, 2009, compared  to $1,888,331  for  the same period in 2008.   The primary reason for the decrease is during the nine months ended September 30, 2009, the Company completed a stock offering where an aggregate of $1,408,281, net of costs was raised, and there was no comparable activity during the nine months ended September 30, 2009. From inception through September 30, 2009, we have generated $3,921,300 in cash from financing activities.  We have financed our operations primarily through loans from shareholders and investors in our bridge financings and private placement equity offerings.

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

We will require substantial additional funding in order to meet our obligations to our licensors, continue our research and product development programs, including preclinical testing and clinical trials of our product candidates, and meet ongoing operating expenses.   We are currently delinquent with all of our principal licensors with respect to our diagnostic technologies, and are subject to the ongoing risk that our licensing partners will begin to take aggressive measure in an attempt to terminate their license agreements with the Company and reclaim their technologies.  We expect to continue to incur substantial losses through at least the next several years and may incur losses in subsequent periods.  The amount and timing of our future losses are highly uncertain.  Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, successfully developing, commercializing and obtaining regulatory approval or clearances for our technologies and products resulting from these technologies, which will require substantial additional funding, the availability of which is uncertain.

There is no assurance that we will obtain financing sufficient to pay ongoing obligations or to fund our working capital and other cash requirements.  No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us.  If we are unable to raise needed funds on acceptable terms, we will not be able to develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.  A material shortage of capital will require us to take drastic steps such as reducing our levels of operations, disposing of selected assets, curtailing our development efforts or seeking an acquisition partner.  If cash is insufficient, we may  not be able to retain our licensed technologies and may be forced to discontinue operations.

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

Stock Based Compensation   Effective January 1, 2006, the Company adopted ASC 718-10 utilizing the modified prospective approach. Prior to the adoption of ASC 718-10 we accounted for stock option grant in accordance with ASC718-10, and accordingly, recognized compensation expense for stock option grants.

Under the modified prospective approach, ASC 718-10 applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718-10, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Prior periods were not restated to reflect the impact of adopting the new standard.

A summary of option activity under the Plan as of September 30, 2009, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,350,000	$2.50
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2009	2,350,000	$2.50
Vested at September 30, 2009	2,319,283	$2.50
Non-vested at September 30, 2009	30,717	$2.50

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.25 as of September 30, 2009, and the exercise price multiplied by the number of options outstanding. As of September 30, 2009, total unrecognized stock-based compensation expense related to stock options was $38,148. The total fair value of options vested during the three months September 30, 2009 and 2008 was $10,399 and $44,449, respectively. The total fair value of options vested during the nine months September 30, 2009 and 2008 was $31,199 and $44,449, respectively.

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

Income Taxes.  As of September 30, 2009, we had aggregate unused net operating loss carryforwards of approximately $14,500,000.  These carryforwards may be used to reduce future tax liabilities and expire at various dates through 2027.  Our use of current net operating loss carryforwards may be substantially limited as a result of the change in ownership related to the Merger and the Offering.

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

As of September 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Dr. Harris Lichtenstein. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009 and December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized for management and reported within the time periods specified in the rules and forms of the SEC ..

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

Although no formal legal proceedings are currently pending between OSU and the Company regarding the dispute under the OSU License Agreement, such formal proceedings, either by or against the Company, could commence at any time.  See Note 9, “Commitments and Contingencies -- OSU License Agreement.”  The Company may be subject to other lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, none of which, in management’s opinion, would be expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

We require additional financing, and an inability to raise the necessary capital or to do so on acceptable terms would jeopardize our ability to stay in business.

As of September 30, 2009, we had a cash overdraft of $6,330, which it was resolved subsequent to September 30, 2009, and cash of approximately $1,000 as of the date of this report.  The Company has been unable to meet certain of its ongoing obligations, including payments due to senior management, employees, consultants, noteholders, licensors and other creditors.   Absent immediate additional infusions of capital, the Company does not have sufficient liquidity to meet its ongoing obligations on a timely basis, and must resort to consensual extensions and hope that creditors will refrain from pursuing default remedies with respect to delinquent obligations of the Company.  The limited amount of cash on hand jeopardizes the Company’s ability to fund operations and satisfy its ongoing obligations in a timely manner, including to the licensors of its core technologies. In addition, if we are unable in the near future to raise sufficient capital to fund storage costs related to the Company’s cell-lines, sequences and other samples and materials being held in frozen storage for future testing and to actually pursue the testing of those materials so as to advance the development of the technologies being licensed from third parties, there is a substantial risk that we will not be given access to the stored materials or that, through the passage of time, the stored samples will degrade or otherwise lose their value to the Company.

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

We are  past due under certain of our material license agreements with respect to our payment obligations.  There is no assurance that we will receive extensions of these obligations or that we will not default under these agreements in the future; any such defaults could result in the termination of one or more of our principal license agreements or otherwise materially and adversely affect our business.

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

Given our significant cash flow limitations and our inability to raise additional capital to date, we have had difficulties making required milestone and other payments under our license agreements, and we are delinquent with respect to such payments, including ASRI ($50,000 due August 1, 2009), Columbia ($52,500 due August 1, 2009), and IGR (€25,000 due June 1, 2009 plus an additional €70,000 as of the date of this report) and we are at significant risk of additional delinquencies with respect to forthcoming payments due under our license agreements.  In the case of OSU, we believe that we have meritorious defenses and counterclaims with respect to our non-payment of certain milestone payments totaling $140,. However, there is no assurance that the Company will be successful in pursuing any such defenses and counterclaims, or in preventing the OSU License Agreement from being terminated.

With the exception of OSU none of our licensors is currently pursuing its default remedies under its respective license agreement. However, certainty that such licensors will continue to refrain from calling a default under their particular license agreement or that we will have sufficient available funds with which to make such payment within the cure period if a default were called.  If a default is called and we do not timely cure or defend, the affected license agreement would likely be terminated.

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

Substantial future issuances and sales of our common stock, or convertible notes or preferred stock that can be converted into common stock, or adjustments to prices of existing convertible securities,  could cause substantial dilution to existing stockholders and could significantly depress our stock price.

The market price for our common stock could decline, perhaps significantly, as a result of issuances of a large number of shares of our common stock in the public market or even the perception that such issuances could occur.  Such issuances may be direct, as in the case of stock issued to investors as part of a financing or similar transaction, or indirect, in the form of the issuance of convertible debt or equity  securities that could be converted into common stock at prices substantially lower than the then-current trading price of the Company’s common stock.  In addition, the Company may reduce the conversion price associated with already issued securities to induce the holders of such securities to advance additional sums to the Company.  Because of the Company’s dire financial condition and difficulty raising funds needed to continue to fund ongoing operations, there is a significant likelihood that the Company will have to issue such dilutive securities in order to raise necessary funding.   Should the Company issue substantial additional stock, or notes or preferred stock convertible into the Company’s common stock, such issuances would have an adverse dilutive effect on all existing shares of the Company’s common stock  and would likely cause the market price for our common stock to decline, perhaps significantly.

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

OMNIMMUNE HOLDINGS, INC.

Dated: November 23, 2009	/s/ HARRIS A. LICHTENSTEIN
Harris A. Lichtenstein
Chief Executive Officer