Form 10-K/A
period 2008-12-31
Omnimmune Holdings, Inc.
filed 2010-01-22
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________.

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

The estimated aggregate market value of the common stock held by non-affiliates of the registrant (which includes all holders other than executive officers, directors and holders of 10% or more of the outstanding common stock of the registrant) as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,100,000 based on the closing price of the stock as reported by the OTC Bulletin Board on June 30, 2008.

8,814,921 shares of our common stock were issued and outstanding as of April 6, 2009.

Documents incorporated by reference: None.

PRELIMINARY NOTE

This Amendment No. 1 to Omnimmune Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 amends only the items listed below.  With respect to each item, we are amending the annual report to delete the disclosure under that item contained in our Annual Report on Form 10-K and to replace it in its entirety with the disclosure contained in this amendment.

TABLE OF CONTENTS

		Page

PART II
Item 9A.	Controls and Procedures	1

SIGNATURES		2

CERTIFICATION	Exhibit 31.1

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  As required by Exchange Act Rule 13a-15(f), as of the end of the period covered by the Annual Report on Form 10-K for the year ended December 31, 2008, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer conducted an evaluation of the effectiveness of our internal control over financial reporting with reference to the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (the same person has both titles) concluded that as of December 31, 2008, due to the material weakness existing in our internal controls, our disclosure controls and procedures were ineffective.

Significant Deficiencies in Disclosure Controls and Procedures or Internal Controls

We have determined there were disclosure errors in Item 9A - Internal Controls Over Financial Reporting as contained in our Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 15, 2009.  This report did not include all disclosures as required by Item 308T of Regulation S-K.

The Company is currently conducting a review in order to design enhanced controls and procedures to remedy this deficiency. The Company is not aware of any other deficiencies in its system of disclosure controls and procedures.

This annual report does not include an audit report of our registered public accounting firm regarding internal control over financial reporting. In addition, management's report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

1

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIMMUNE HOLDINGS, INC.

January 22, 2010
	By:	/s/ Harris A. Lichtenstein,
	Name:	Harris A. Lichtenstein, Ph.D.
	Title:	President, Chief Executive Officer and Director
(Principal Executive, Financial, and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

January 22, 2010	By:	/s/ Harris A. Lichtenstein,
	Name:	Harris A. Lichtenstein, Ph.D.
	Title:	President, Chief Executive Officer and Director
(Principal Executive, Financial, and Accounting Officer)

January 22, 2010	By:	/s/ Mark German
	Name:	Mark S. Germain
	Title:	Chairman of the Board of Directors

January 22, 2010	By:	/s/ Alexander Krichevsky
	Name:	Alexander Krichevsky, D.V.M.
	Title:	Director

January 22, 2010	By:	/s/ Charles Duff
	Name:	Charles Duff
	Title:	Director

January 22, 2010	By:	/s/ Matthew A. Gonda
	Name:	Matthew A. Gonda, Ph.D.
	Title:	Director

2