Form 10-K/A
period 2008-12-31
Omnimmune Holdings, Inc.
filed 2010-03-08
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

PRELIMINARY NOTE

This Amendment No. 2 to Omnimmune Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 amends only the items listed below.  With respect to each item, we are amending the annual report to delete the disclosure under that item contained in our Annual Report on Form 10-K and our Amendment No.1 to such Annual Report on Form 10-K and to replace it in its entirety with the disclosure contained in this amendment.

TABLE OF CONTENTS

		Page
PART II
Item 9A.	Controls and Procedures	1

	SIGNATURES	2
CERTIFICATION	Exhibit 31.1

PART II

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Dr. Harris Lichtenstein, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2008.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act was complete.  We have determined that we omitted Management’s Report on Internal Control over Financial Reporting required by Item 308T of Regulation S-K from Item 9A – Controls and Procedures.

 (b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  As required by Exchange Act Rule 13a-15(f), for the period covered by the Annual Report on Form 10-K for the year ended December 31, 2008, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer conducted an evaluation of the effectiveness of our internal control over financial reporting with reference to the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer  concluded that as of December 31, 2008, due to a material weakness, our internal controls over financial reporting were ineffective.  This conclusion was based on the same deficiency discovered with respect to the Company’s disclosure controls and procedures discussed above.

Significant Deficiencies in Internal Controls

We have determined there were disclosure errors in Item 9A - Controls and Procedures as contained in our Form 10-K for the year ended December 31, 2008, filed with the SEC on April 15, 2009, and as amended by Amendment No. 1, filed with the SEC on January 23, 2010.  Our annual report did not include all disclosures as required by Item 308T of Regulation S-K.

The Company is currently conducting a review in order to design enhanced internal controls over financial reporting and improved disclosure controls and procedures to remedy this deficiency. The Company is not aware of any other deficiencies in its system of internal controls over financial reporting.

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

(c)  Changes in Internal Control over Financial Reporting

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
March 8, 2010
	By:	/s/ Harris A. Lichtenstein, Ph.D.
	Name:	Harris A. Lichtenstein, Ph.D.
	Title:	President, Chief Executive Officer and Director
(Principal Executive, Financial, and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 8, 2010	By:	/s/ Harris A. Lichtenstein, Ph.D.
	Name:	Harris A. Lichtenstein, Ph.D.
	Title:	President, Chief Executive Officer and Director
(Principal Executive, Financial, and Accounting Officer)

March 8, 2010	By:	/s/ Mark S. Germain
	Name:	Mark S. Germain
	Title:	Chairman of the Board of Directors

March 8, 2010	By:	/s/ Alexander Krichevsky, D.V.M.
	Name:	Alexander Krichevsky, D.V.M.
	Title:	Director

March 8, 2010	By:	/s/ Charles Duff
	Name:	Charles Duff
	Title:	Director

March 8, 2010	By:	/s/ Matthew A. Gonda, Ph.D.
	Name:	Matthew A. Gonda, Ph.D.
	Title:	Director

2