Form 10-K
period 2009-12-31
Omnimmune Holdings, Inc.
filed 2010-05-17
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________ .

Commission File Number: 333-145507

OMNIMMUNE HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	26-3128407
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Omnimmune Holdings, Inc. 4600 Post Oak Place, Suite 352 Houston, Texas 77027
(Address of principal executive offices)

(713) 622-8400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes          ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes       ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes       ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant (which includes all holders other than executive officers, directors and holders of 10% or more of the outstanding common stock of the registrant) as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $140,000 based on the closing price of the stock as reported by the OTC Bulletin Board on June 30, 2009.

8,914,921 shares of our common stock were issued and outstanding as of March 31, 2010.

Documents incorporated by reference: None.

 PART I

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2009 contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Annual Report. Forward-looking statements are often identified by words like: “believe,” “expect,” estimate,” “anticipate,” “intend,” “project” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed in Item 1A under the caption “Risk Factors,” as well as those discussed elsewhere in this Annual Report, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You should carefully review these risks  and additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on From 10-Q.

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

ITEM 1.  BUSINESS

Overview

Omnimmune Holdings, Inc. (“Omnimmune” or the “Company”) is the holding company of Omnimmune Corp., a development-stage biotechnology company integrating complementary cancer therapeutic, diagnostic and prognostic technologies.  Our mission is to provide a comprehensive and personalized approach to the clinical management of cancer through improved diagnostic, prognostic and therapeutic interventions.  Omnimmune has acquired licensed rights to breakthrough diagnostic and  platform monoclonal antibody technologies.

Omnimmune intends to play a leading role in the development of personalized cancer treatment with the selection of prophylactic and therapeutic vaccines (active immunization), monoclonal antibodies (passive immunization) and genomic-based products, which target a hormone called human chorionic gonadotropin (“hCG”).  Appropriate patient-specific passive immunotherapies will be based upon a patient’s own sequences of hCGß (human chorionic gonadotropin beta subunit), and its gene products (mRNA).  HCGß and its genes have been detected in a majority of cancers studied to date, and is a well validated, ubiquitous, and prototypical  tumor associated antigen marker.  On this basis, hCGß has enormous potential as a target for the diagnosis and treatment of cancer patients.  The application of appropriate patient-specific immunotherapy will be based upon the genomic expression and translation of a patient’s own subunit marker(s), as determined by Omnimmune’s combined immuno-genomic cancer diagnostic and prognostic systems.  An immuno-genomic companion diagnostic trial is being planned by Omnimmune, and is expected to take place during the 2010 calendar year, subject to the Company obtaining sufficient financing.  Omnimmune expects that the results of that trial will be a prelude to the development of a widely applicable diagnostic system for the diagnosis, prognosis and determination of recurrence of many types of cancer.  Omnimmune plans to conduct a Phase I trial with its lead candidate anti-hCGb monoclonal antibodies based upon the results of the diagnostic trial.

Omnimmune believes that this customized diagnostic-therapeutic coupling approach represents a new paradigm for targeted therapy, and will significantly alter the way in which cancer patients will be managed in the future.

Omnimmune’s objective is to be a leader in the implementation (reduction to practice) of previously discovered and characterized vaccines and monoclonal antibodies, and in the discovery, development and commercialization of new vaccines (active immunization) and monoclonal  antibodies for diagnostic, prognostic and therapeutic (passive immunization) purposes, as well as genomic-based products targeting hCGß.

Omnimmune’s unique hCGß and related technologies, which are protected through an expanding intellectual property portfolio, have been developed at institutions including Columbia University of New York, New York (“Columbia”), The Allegheny-Singer Research Institute of the West Penn Allegheny Health System, Pittsburgh, Pennsylvania (“Allegheny”) and The Institute Gustave Roussy, Paris, France (“IGR”).

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

Our intellectual property portfolio includes the worldwide exclusively licensed rights to seven issued patents, ten pending patent applications, two applications in preparation and other proprietary technology.  Some of the issued and pending patent applications contain broad claims for the detection and treatment of cancer using genetic probes and anti-hCGβ monoclonal antibodies.   Pursuant to three license agreements with leading national and international institutions, Omnimmune Corp. has exclusively licensed rights to twenty-nine anti-hCG monoclonal antibodies, as candidates for both cancer therapy and a new system for cancer diagnostics.

Each of the Company’s license agreements require certain periodic payments by us to the licensors for the licensed rights, including, by way of example, upfront and annual license maintenance fees, royalties based on product sales utilizing the licensed technology, sublicensing royalties, milestone payments based on certain achievements as we conduct trials on the licensed products and progress them through the FDA approval process, and the reimbursement or payment of costs associated with prosecuting the patents subject to these license agreements.  Given our significant cash flow limitations, we have had difficulties making required milestone and other payments under certain of our license agreements.  Our three licensors for our core diagnostic technologies, Columbia, Allegheny and IGR, have all accommodated our various requests to make partial payments of certain license obligations and to extend our payment schedule so that, at present, there has been no default called by any such licensors, though we are delinquent in certain of our payment obligations to these institutions. (See Note 10 – Commitments and Contingencies).  However, our license agreement (the “OSU License Agreement”) with The Ohio State University (“OSU”) relating to a multivalent vaccine remains in dispute.

As described in detail in the Company’s Form 8-K filed with the SEC on August 24, 2009, on August 17, 2009, OSU issued a formal notice to the Company of its alleged default under the OSU License Agreement based on the Company’s non-payment of certain license fees.  The Company has acknowledged that certain license fees called for under the OSU License Agreement have not been paid.  However, as reported by the Company in the aforementioned 8-K, the Company believes that it has meritorious defenses and counterclaims to OSU’s claim of breach under the OSU License Agreement.

The Company has provided formal notice to OSU that it disputes OSU’s characterization that the Company’s non-payment of scheduled fees and interest constitutes a breach of the OSU License Agreement.  Thereafter, OSU advised the Company that it did not believe that the issues raised by the Company constituted a valid dispute that would call into play the tolling provisions of the license agreement and stated its view that it was considering the OSU License Agreement as terminated, which the Company has disputed.

The technology that is the subject of the OSU License Agreement relates exclusively to the Company’s vaccine technology and has no  direct connection to the Company’s diagnostic and prognostic technologies that are under license from academic institutions other than OSU.  Any termination of the OSU License Agreement, whether through a consensual understanding reached with OSU or through an adverse result following litigation, will have no effect on the Company’s portfolio of diagnostic and prognostic technologies, which are expected to be the Company’s primary focus going forward.

At present, negotiations are ongoing between the Company and OSU regarding the voluntary termination of the OSU License Agreement on mutually agreeable terms.  The Company cannot predict the likelihood that the dispute will be settled, or if not, the likelihood of prevailing in its dispute with OSU.   However, the Company believes that whether the dispute is resolved through settlement or litigation, and regardless of the party that might prevail in any litigation, it remains likely that the Company will not retain ongoing rights in the technology that is the subject of the OSU License Agreement and that the Company will instead focus on its core diagnostic technologies.

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

Employees

We currently have two full-time employees.  We also engage the services of consultants from time to time.  None of our employees are members of any labor union and we are not a party to any collective bargaining agreement.

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

The auditor’s report on each of our financial statements for the years ended December 31, 2008 and 2009 expresses an opinion that substantial doubt exists as to whether Omnimmune can continue to meet its ongoing obligations and remain in business.  Because Omnimmune has been issued an opinion by its auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors, and we may not survive.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development and commercialization of our products.  We may seek additional funds through private placements of equity or the incurrence of additional debt.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We require additional financing, and an inability to raise the necessary capital or to do so on acceptable terms would threaten our ability to stay in business.

As of December 31, 2009, we had cash and cash equivalents of approximately $5,627, and that balance is under $1,000 as of May 17, 2010.  The Company has been unable to meet certain of its ongoing obligations, including payments due to consultants, employees, attorneys, noteholders, licensors and other creditors   Absent immediate additional infusions of capital, the Company does not have sufficient liquidity to meet its ongoing obligations on a timely basis, and must resort to consensual extensions and hope that creditors will refrain from pursuing default remedies with respect to delinquent obligations of the Company.  The limited amount of cash on hand jeopardizes the Company’s ability to fund operations and satisfy its ongoing obligations in a timely manner, including to the licensors of its core technologies.

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

We are or soon may be past due under certain of our material license agreements and other agreements and notes with respect to our payment obligations.  There is no assurance that we will receive extensions of these obligations or that we will not default under these agreements in the future; any such defaults could materially and adversely affect our business.

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

Given our significant cash flow limitations and our inability to raise additional capital, we have had difficulties making required milestone and other payments under certain of our license agreements.  With the exception of OSU, with whom the Company is engaged in an ongoing dispute regarding the purported termination of the OSU License Agreement (See Note 10--Commitments and Contingencies), and based on voluntary concessions and extensions by the affected licensors, no notice of default has been issued under any of our license agreements as of the date of this Report.  However, there is no assurance that existing or future delinquencies will not lead to the issuance of a notice of default, that we will be able to remain current on the payment of our license fees on a go-forward basis, or that the respective licensors will cooperate in any requests for waivers or extensions. All of the license agreements require the licensors to give written notice of any payment default, which would then commence a period of between 30 days and 90 days, depending on the particular license agreement, during which time the Company could cure the default. If we default in the payment of any of our obligations to our licensors, there is no assurance that we will be in a position to cure any such defaults during the particular cure period. In that event, the continued existence and/or exclusivity of the affected license could be at risk.

Additionally, our license agreements provide for various performance and achievement milestones to ensure that we devote adequate personnel and financial resources to the commercialization of the licensed patents and processes.   For example, if we do not achieve the milestones in our agreements with The Allegheny-Singer Research Institute and Columbia University, the respective licensor can, with prior notice and an opportunity to cure, elect to terminate the subject license agreement or convert the exclusive worldwide license to a non-exclusive license.  With respect to our license agreement with IGR, we have until November 1, 2010 to achieve net sales or sublicense revenue from products developed with the licensed patents, after which time the licensed rights will become non-exclusive; however, we can request two one-year extensions of the exclusive license with the payment of an additional license fee to the licensor.

In addition to our license agreements, a number of material obligations to certain lenders, including $550,000 in principal indebtedness owed to certain bridge lenders, significant monies owed to employees, consultants and attorneys, and other debt holders, are either due currently or will become due during 2010, and the Company has no present wherewithal to satisfy these obligations.  Although no creditor has issued a notice of default under the applicable debt instrument or otherwise sought to enforce its remedies, there is no assurance that the holders of the Company’s debt, including certain related parties, will continue to acquiesce to any extensions or will not otherwise seek to pursue remedies they may have or will have once their obligations are past due.  Should the Company fail to either pay the amounts due or work out consensual extensions and/or modifications of terms, it may default on such obligations, which could significantly and irreparably harm the Company’s business.

We rely almost entirely on third party collaborators and licensors for assistance in  developing our products and sharing  in the costs of product development.

The antibody therapeutic products and the related technologies we are pursuing for commercialization were developed and licensed to us by third party collaborators, including Columbia, Allegheny and IGR.  We have entered into three primary license agreements that grant to us certain exclusive rights to utilize these institutions’ patented processes and products to develop our own product portfolio.  Subject to specific termination provisions, each of these agreements generally extend until the expiration of the patents licensed to Omnimmune or some period after the commercialization of products using the subject patents, whichever is later.

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

Our technologies involve novel approaches to developing vaccines and antibodies as products for the diagnosis and treatment of cancer.  To date, we have not commercialized any diagnostics, vaccines and antibody therapeutic products based on our technologies. Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours.  Our diagnostics and antibody therapeutic product candidates are still in various stages of development and many are in an early development stage.  We cannot be certain that the cell lines licensed from certain of our third party collaborators on which we depend to produce monoclonal antibodies remain or will remain viable or, in such a case, that acceptable alternative cell lines can be obtained, or that our technologies will generate antibodies against every antigen to which they are exposed in an efficient and timely manner, if at all.  Furthermore, our technologies may not result in product candidates that are safe and efficacious for patients.  Our failure to generate commercial products with our technology would materially harm our business, financial condition and results of operations.

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

Before we commercialize and sell any of our product candidates, we must conduct clinical trials, which are expensive, will require additional funds to be raised and have uncertain outcomes.

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

Securing FDA approval requires the submission of extensive preclinical and clinical data, manufacturing data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy.  The generation of data supporting the approval process takes many years, requires the expenditure of substantial resources, and may involve post-marketing surveillance and requirements for post-marketing studies.  As we conduct clinical trials for a given product candidate, we may decide or the FDA may require us to make changes in our plans and protocols.  Such changes may relate to, for example, changes in the standard of care for a particular disease indication, comparability of efficacy and toxicity of materials where a change in materials is proposed, or competitive developments foreclosing the availability of expedited approval procedures.  We may be required to support proposed changes with additional preclinical or clinical testing, which could delay the expected time line for concluding clinical trials.  The approval of a product candidate may depend on the acceptability to the FDA of data from clinical trials conducted outside the United States.  Regulatory requirements are subject to frequent change. Delays in obtaining regulatory approvals may:

●	adversely affect the successful commercialization of any drugs that we or our collaborators develop;

●	impose costly procedures on us or our collaborators;

●	diminish any competitive advantages that we or our collaborators may attain; and

●	adversely affect our receipt of revenues or royalties.

Our product candidates may not be approved or may be approved with limitations or for indications that differ from those we initially target.  Even if marketing approval from the FDA is received, the FDA may impose post-marketing requirements, such as:

●
labeling and advertising requirements, restrictions or limitations, such as the inclusion of warnings, precautions, contra-indications or use limitations that could have a material impact on the future profitability of our product candidates;

●	testing and surveillance to monitor our future products and their continued compliance with regulatory requirements; and

●
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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.  We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.  However, the patent position of biotechnology companies involves complex legal and factual questions, and the laws governing broad biotechnology patents continue to evolve, including in ways that could undermine or adversely affect the Company’s patent position, including the validity of previously issued patents.  Therefore, we cannot predict with certainty whether our patent applications will be approved or any resulting patents will be enforced, nor can we be assured that previously issued patents will continue to be enforceable.  In addition, third parties may challenge, seek to invalidate or circumvent any of our patents, once they are issued.  Thus, any patents that we own or license from third parties may not provide any protection against competitors and our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology.  Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued.  Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against the development and design by others of products or technologies similar to or competitive with, or superior to those we develop.  The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

Parties have conducted research for many years in the cancer diagnostics, antibody immunotherapy and cancer vaccine fields.  This research has resulted in a substantial number of issued patents and an even larger number of pending patent applications.  The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made.

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

Over the past year and more, funding for early stage biotechnology companies such as ours has been drastically reduced from previous levels, and traditional sources of financing have all but disappeared.  There is a substantial risk that the ongoing economic situation will worsen or continue for an extended period, which could exacerbate funding difficulties for Omnimmune and other similarly situated companies.  The current economic climate substantially increases the risk that Omnimmune will not be able to raise sufficient funding levels to execute on its business plan or remain current on its obligations to its licensors and other creditors.

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

Substantial future issuances and sales of our common stock, the exercise and sale of our common stock underlying our warrants or options, or the conversion and sale of our common stock underlying our convertible promissory notes could result in substantial dilution for existing shareholders and could also depress our stock price.

The market price for our common stock could decline, perhaps significantly, as a result of issuances of a large number of shares of our common stock in the public market or even the perception that such issuances could occur.  As of December 31, 2009, we have issued options and warrants to purchase approximately 3,280,452 shares of our common stock.   In addition, we have convertible promissory notes outstanding which have the right to convert into an aggregate amount of 8,457,039  shares of common stock.  If all, or a substantial part of these options, warrants or notes, were exercised or converted and the underlying common stock sold, then it could also cause the market price for our common stock to decline, perhaps significantly.

Furthermore, subsequent to the period covered by this Report, and as described below in Note 12, Subsequent Events, the Company entered into a Term Sheet for Debt Financing and Agreed Upon Restructuring, pursuant to which (i) up to $500,000 in convertible debt financing may take place at a conversion price of $0.01 per share, (ii) the conversion price related to approximately $800,000 in existing unsecured indebtedness to a significant creditor was re-set at $0.01 per share, and (iii) management received certain limited anti-dilution protection that will result in the issuance to management of such additional shares as are required to maintain management’s specified collective ownership interest through the next $3.5 million in net financing.   Should the entire $500,000 financing be fully subscribed to, or should the holder of the newly ratcheted convertible debt convert her shares, and based upon automatic adjustments to management to implement their anti-dilution protection, the number of additional shares of Common Stock of the Company that will be issued or issuable, would result in highly dilutive issuances of new common stock which could dwarf the number of shares currently outstanding and could  also cause the market price for our common stock to decline, perhaps significantly.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Since August 6, 2008, our common stock has been quoted on the OTC Bulletin Board under the symbol “OMMH.OB”.  The following table sets forth the high and low bid prices for our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board, from August 6, 2008 through December 31, 2009.  Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

2008	High	Low
Fourth Quarter	$3.25	$0.10
Third Quarter (August 6 - September 30)	7.50	1.80

2009	High	Low
Fourth Quarter	$0.25	$0.12
Third Quarter	0.40	0.15
Second Quarter	0.50	0.20
First Quarter	0.85	0.17

On May 11, 2010 the closing price of our common stock as reported by the OTC Bulletin Board was $0.035 per share (post split).

Holders of Our Common Stock

The outstanding voting securities of Omnimmune Holdings, Inc. consist of shares of common stock, par value $0.0001 per share.  As of March 31, 2010, we had approximately 173 holders of record of our common stock, with 8,914,921 shares of common stock issued and outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Omnimmune Holdings, Inc. is the holding company of Omnimmune Corp., a development-stage biotechnology company integrating complementary cancer therapeutic, diagnostic and prognostic technologies.  Our mission is to provide a comprehensive and personalized approach to the clinical management of cancer through improved diagnostic, prognostic and therapeutic interventions.  Omnimmune has acquired licensed rights to breakthrough diagnostic and platform monoclonal antibody technologies.

RESULTS OF OPERATIONS

As a development stage pharmaceutical company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.  We have incurred operating losses of $1,761,268 and  $5,989,872 for the years ended December 31, 2009 and December 31, 2008, respectively, and as of December 31, 2009, we had an accumulated deficit of $21,099,267.

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

Costs and Expenses

Our selling, general and administrative expenses decreased approximately 72% to $1,522,060  in the year ended December 31, 2009, from $5,475,869 in the same period in 2008.  For the year ended December 31, 2009, selling, general, and administrative expenses decreased primarily due to a decrease in non-cash compensation in the amount of $2,975,737, from $3,054,333 in the prior period to $78,596 for the year ended December 31, 2009.  Non-cash compensation in the prior period consisted primarily of a charge of $2,811,963 related to stock options issued to officers and directors.  The other primary reason for the decrease in selling, general, and administrative expenses for the period was a decrease in legal and accounting costs, which were $1,009,720 during the prior year compared to $157,481 in the year ended December 31, 2009.   The primary reason for this decrease of $852,239 was the costs incurred with regard to the  Roughneck acquisition in the prior period.  Other components of selling, general, and administrative costs during the current period include payroll and related costs of $538,777; consulting fees of $317,050; license fees of $291,723; insurance costs of $33,408; and office expenses of $17,345.

Net Loss

For the reasons stated above, our net loss for the twelve months ending December 31, 2009 was $1,761,268, compared to a net loss for the twelve months ended December 31, 2008 of $5,989,872.   For the period since inception, or  January 15, 1997 through December 31, 2009, our accumulated net loss is $21,009,267.

We have incurred  negative operating cash flows of  $252,427 and $1,910,581, respectively, for the year ended December 31, 2009 and December 31, 2008.  This loss, in addition to a lack of continuing operations, raises substantial doubt about our ability to continue as a going concern.  Also, as of March 30, 2010, we had less than $5,000 of cash on hand.   Accordingly, absent an immediate infusion of new capital, we will be unable to meet our ongoing obligations on a timely basis.  Since we do not expect to generate significant revenues in the foreseeable future, we, in order to fund future operations, will be completely dependent on additional debt and equity financing arrangements to fund future operations.

Liquidity and Capital Resources

At December 31, 2009, we had a cash balance of $5,627 and under $1,000 as of March 31, 2010.  In the absence of substantial and immediate new funding, we will not have sufficient cash to fund our ongoing payment obligations to our employees, consultants, licensors, noteholders or other creditors. We have financed ourselves primarily through cash on hand and through loans from shareholders and investors in our bridge financings and private placement offerings.

Net cash flow used in operating activities was $252,427 for the year ended December 31, 2009, compared to net cash flow used in operating activities of $1,910,581 for the same period in 2008.  This decrease was principally due to a decrease in our net loss and a decrease in selling, general, and administrative costs.

Net cash provided by financing activities was $205,439 for the year ended December 31, 2009, compared to $1,962,987 for the same period in 2008.   We have financed our operations primarily through loans from shareholders and investors in our bridge financings and private placement equity offerings.

On August 7, 2008, we closed on an offering to accredited investors of 707,200 Units (each Unit selling for $2.50 and consisting of one share (post split) of Omnimmune common stock and a warrant to purchase one share (post split) of common stock at an exercise price of $5.00 per share (post split)) and raised aggregate gross proceeds of $1,768,000 (the “First Offering”).  We paid the placement agent a placement fee in the amount of $176,800 with respect to the funds raised in the First Offering (10% of the gross proceeds), plus a non-accountable expense allowance equal to 3% of the gross proceeds of such offering (equaling $53,040), and its reasonable out-of-pocket expenses up to $30,000, which resulted in an aggregate payment of $259,729 to the placement agent at the closing.  Upon completion of the First Offering, our cash balance was approximately $716,500 after payments to the placement agent, professional fees and repayment of certain loans and a portion of the certain outstanding promissory notes for which we received payment demands upon the closing of the offering.  Subsequent activities have reduced the Company’s cash to less than $1,000 at present.

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

Stock Based Compensation   Effective January 1, 2006, the Company adopted ASC 718-10 (formerly referred to as SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R))) utilizing the modified prospective approach. Prior to the adoption of ASC 718-10 we accounted for stock option grant in accordance with ASC 718-10, and accordingly, recognized compensation expense for stock option grants.

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

A summary of option activity under the Plan as of December 31, 2009, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	-	$-
Issued	2,350,000	2.50
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2008	2,350,000	$2.50

Issued	-	$-
Exercised	-	-
Forfeited or expired	-		-
Outstanding at December 31, 2009	2,350,000	$2.50
Exercisable	2,327,656	$2.50
Not exercisable	22,344	$2.50

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.16 as of December 31, 2009, and the exercise price multiplied by the number of options outstanding. As of December 31, 2009, total unrecognized stock-based compensation expense related to stock options was $27,749. The total fair value of options vested during the year December 31, 2009 and 2008 was $41,598 and $2,866,810, respectively.

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

Income Taxes.  As of  December 31, 2009, we had aggregate unused net operating loss carryforwards of approximately $21,300,000.  These carryforwards may be used to reduce future tax liabilities and expire at various dates through  2028.  Our use of current net operating loss carryforwards may be substantially limited as a result of the change in ownership related to the Merger and the Offering.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Dr. Harris Lichtenstein, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2009.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act was complete.  For the prior year ended December 31, 2008, we previously  determined that we omitted Management’s Report on Internal Control over Financial Reporting required by Item 308T of Regulation S-K from Item 9A – Controls and Procedures from our report 10-K for the year ended December 31, 2008 and, on that basis, we reported that our disclosure controls and procedures were ineffective as of that date.  In response to that deficiency, we have taken corrective action by instituting a more detailed and comprehensive checklist and expanded our internal review and have determined that, as of December 31, 2009, our disclosure controls and procedures are now effective.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  As required by Exchange Act Rule 13a-15(f), for the period covered by the Annual Report on Form 10-K for the year ended December 31, 2009, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer conducted an evaluation of the effectiveness of our internal control over financial reporting with reference to the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer  concluded that as of December 31, 2009, our internal controls over financial reporting were effective.

Significant Deficiencies in Internal Controls for Prior Calendar Year

We previously determined and reported that there were disclosure errors in Item 9A - Controls and Procedures as contained in our Form 10-K for the year ended December 31, 2008, filed with the SEC on April 15, 2009, and as amended by Amendment No. 1, filed with the SEC on January 23, 2010.  Our annual report did not include all disclosures as required by Item 308T of Regulation S-K.

As noted above, the Company has implemented enhanced internal controls over financial reporting and improved disclosure controls and procedures which it has determined have  remedied this deficiency. The Company is not aware of any other deficiencies in its system of internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information relating to the Company’s directors and officers as of April 6, 2010, including their name, age, and business experience.  Each director’s term lasts until the next subsequent annual meeting of stockholders and until he is succeeded by another qualified director who has been elected.  There are no family relationships between any of the directors or executive officers.

Name and Business Address	Age	Position
Harris A. Lichtenstein	68	President, Chief Executive Officer; Chief Financial Officer and Director
Mark S. Germain	62	Chairman of the Board of Directors
Alexander Krichevsky	59	V.P. and Director of Research and Director
Charles Duff	30	Director
Matthew A. Gonda	60	Director
Howard Becker	51	Chief Operating Officer

Harris A. Lichtenstein, Ph.D. – Dr. Lichtenstein has been a Director, President and Chief Executive Officer of Omnimmune Corp. since 1994.  Dr. Lichtenstein has had over 35 years of experience in bioscience technology, including ownership of a consulting testing laboratory for 18 years prior to its sale to a Fortune 500 company prior to founding Omnimmune Corp.  Dr. Lichtenstein has served as an Adjunct Professor at the University of Texas, School of Public Health, and consulted for the University of Texas, Dental Science Institute, the University of Texas, M.D. Anderson Cancer Center, and Baylor College of Medicine.  Dr. Lichtenstein received a B.A. in English from Tulane University, and received B.S., M.S. and Ph.D. degrees in biology, Phi Kappa Phi, from the University of Houston.

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

Howard Becker – Mr. Becker has served as the Chief Operating Officer of the Company on a part-time consultancy basis since August 2008. In addition to his role with the Company, Mr. Becker is serving as chief executive officer and director of CepTor Corp., a development stage biotechnology company based in New York.   Before joining CepTor, Mr. Becker was engaged by Xechem International, a development stage pharmaceutical company headquartered in Edison, New Jersey, where he was vice president of operations until his departure in December 2006.   From 2000 to 2005, Mr. Becker served as an independent business consultant to a variety of public and private companies.  Mr. Becker is also licensed attorney who practiced law for eighteen years in New York City, concentrating his practice in the areas of business reorganizations and corporate restructuring.    Mr. Becker graduated magna cum laude from Tufts University in 1981 and received his law degree from the University of Michigan Law School in 1984.

Compliance with Section 16(a) of the Exchange Act

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Resignation of Director

As reported in the Company’s Form 8-K dated February 20, 2009, Frank McDaniel  resigned from the Company’s Board of Directors effective February 16, 2009.

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

Summary Compensation Table.

The following table sets forth the aggregate compensation paid by us for services for the years ended December 31, 2009 and 2008 to our named Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Name and Principal Position Held	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Comp ($)	Total ($)
Harris A Lichtenstein Ph. D	2009	$7,500	(1)	$-	$-	$-	$7,500
CEO (PEO)	2008	$129,193		$-	$937,321	$-	$1,066,514
	2007	$56,398		$-	$-	$-	$56,398

Alexander Krichevsky	2009	$-	(2)	$-	$-	$-	$-
Senior Vice President	2008	$122,193		$-	$937,321	$-	$1,059,514
	2007	$14,047		$-	$-	$-	$14,047

Howard Becker (1)	2009	$4,000	(3)	$-	$-	$-	$4,000
Chief Operating Officer	2008	$63,600		$3,000	$124,192	$4,400	$195,192
	2007	$-		$-	$-	$-	$-

1.)  Consists of $7,500 cash salary paid to Dr. Lichtenstein; does not include $237,500 salary accrued  during the 12 months ended December 31, 2009.
2.)  Does not include $245,000 salary accrued during the 12 months ended December 31, 2009.
3.)  Consists of $4,000 in  consulting fees paid to Becker Advisors.  Does not include $158,000 consulting fees accrued and $13,200 office reimbursement accrued during the  12 months ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table details all outstanding equity grants as of December 31, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Harris A. Lichtenstein CE( Chief Executive Officer	750,000	-	$2.50	06/20/2018

Alex Krichevsky Senior Vice President	750,000	-	$2.50	06/20/2018

Howard Becker Chief Operating Officer	77,056	22,344	$2.50	08/12/2013

Compensation of Directors

The table below reflects non-employee director compensation for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mar Mark S. Germain	$-	$625,000	$120,000	$745,000
Ch Charles Duff	$-	$-	$-	$-
Mat Mathew A. Gonda	$-	$-	$-	$-
Frank McDaniel (1)	$-	$-	$-	$-

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harris A Lichtenstein Ph. D	-	-	-	-	-	-	-
Mark S. Germain (1)	-	-	-	-	-	120,000	120,000
Alexander Krichevsky	-	-	-	-	-	-	-
Charles Duff	-	-	-	-	-	-	-
Matthew A. Gonda Ph. D	-	-	-	-	-	-	-

(1)  Includes compensation earned under Mr. Germain’s consulting agreement with Omnimmune Corp.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of common stock as of March 31, 2010 for: (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding securities; (ii) each of our current directors; (iii) each of our named executive officers; and (iv) all of our current directors and named executive officers as a group.  Except as otherwise indicated, each person listed below has sole voting and investment power with respect to all shares shown to be beneficially owned by him except to the extent that such power is shared by a spouse under applicable law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percentage of Outstanding Common Stock (2)
Harris A. Lichtenstein, Ph.D. (Officer, Director) (3)	2,374,973	24.6%
Alexander Krichevsky (Officer, Director) (4)	1,880,507	19.5%
Mark S. Germain (Director) (5)	1,752,731	18.1%
D Charles Duff, (Director) (6)	152,500	1.7%
Howard Becker (Officer) (7)	91,611	1.0%
Matthew A. Gonda, Ph.D. (Director)	-	**
8 Margie Chassman (8)	3,792,158	32.0%
Michael & Tracy Heller (9)	879,723	9.0%
Wood River Trust (10)	773,138	8.4%
S. Conrad Weil (11)	754,995	7.8%
Estelle K. Blumberg (12)	588,482	6.2%
John Schleyer (13)	587,482	6.2%
Frederick F. Becker, M.D. (14))	501,864	5.3%

All directors and officers as a group (6 persons)	6,252,322	53.2%

**  Less than 1%.

(1)	The address for all above listed individuals is 4600 Post Oak Place, Suite 352, Houston, Texas 77027.

(2)
Beneficial ownership is determined as shares deemed to be beneficially owned by any person or group who has shares or voting investment power with respect to such shares and includes any security that such person or persons have or have the right to acquire within 60 days.  Percentage of ownership is based on 8,914,921 shares of common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3  promulgated under the Securities Exchange Act of 1934, as amended.

(3)
Includes 1,130,507 shares of common stock held by Dr. Lichtenstein, and  750,000 shares of common stock issuable upon the exercise of options held by Dr. Lichtenstein.  Also includes 2,807 shares held by relatives of Dr. Lichtenstein, and  463,587 shares of common stock issuable upon conversion of notes payable held by relatives of Dr. Lichtenstein, and 28,072 shares issuable upon exercise of warrants held by relatives of Dr. Lichtenstein.

(4)	Includes 1,130,507 shares of common stock held by Mr. Krichevsky, and 750,000 shares issuable upon the exercise of options held by Mr. Krichevsky.

(5)
Includes 421,080 shares of common stock held by Mr. Germain, and an additional 581,651 shares of common stock held by relatives of Mr. Germain.  Also includes 750,000 shares of common stock issuable upon the exercise of options held by Mr. Germain.

(6)	Includes 151,250 shares of common stock held by Mr. Duff, and an additional 1,250 shares of common stock issuable upon the exercise of warrants held by Mr. Duff.

(7)	Includes shares issuable upon the exercise of options to purchase 91,611 shares of common stock.

(8)
Includes 175,918 shares of common stock held by Ms. Chassman, and an additional 689,794 shares held by relatives of Ms. Chassman.   Also includes 2,926,446 shares issuable upon the conversion of notes payable held by Ms. Chassman.

(9)	Includes 37,500 shares of common stock held by Michael & Tracy Heller, and an additional 842,223 shares issuable upon conversion of notes payable held by Michael & Tracy Heller.

(10)
Includes 432,397 shares of common stock held by Wood River Trust, and an additional 280,741 shares issuable upon the conversion of notes payable held by Wood River Trust; also includes 60,000 shares issuable upon the exercise of warrants held by Wood River Trust.

(11)	Includes 40,199 shares of common stock held by Mr. Weil, and an additional 714,796 shares issuable upon conversion of notes payable held by Mr. Weil.

(12)	Includes 27,000 shares of common stock held by Ms. Blumberg, and an additional 561, shares issuable upon conversion of notes payable held by Ms. Blumberg.

(13)	Includes 26,000 shares of common stock held by Mr. Schleyer, and an additional 561,482 shares issuable upon conversion of notes payable held by Mr. Schleyer.

(14)	Includes 7,018 shares of common stock held by Dr. Becker, and an additional 494,846 shares issuable upon conversion of notes payable held by Dr. Becker.

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

Harris Lichtenstein, our Chief Executive Officer, has loaned us approximately $3,300,000, of which $500,000 remains outstanding following the completion of a partial debt forgiveness and restructuring with Dr. Lichtenstein.  This note is not interest bearing.

Alexander Krichevsky, a director and officer, has loaned us approximately $2,600,000, of which $500,000 remains outstanding following completion of a partial debt forgiveness and restructuring.  This note is not interest bearing.

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

The Company has a note payable in the amount of $287,768 at December 31, 2009,  to the law firm of McDaniel & Henry LLP, an affiliate of a former board member.  This note bears interest at the rate of 10% per annum.  Interest in the amount of $28,777 was accrued on this note during the year ended December 31, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Bernstein & Pinchuk LLP . for professional services rendered for the years ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
(i) Audit Fees	$35,000	$33,615
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-
Total fees	$35,000	$33,615

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

OMNIMMUNE HOLDINGS, INC.

May 17, 2010
	By:	/s/Harris A. Lichtenstein, Ph.D.
	Name:	Harris A. Lichtenstein, Ph.D.
	Title:	President, Chief Executive Officer and Director
(Principal Executive,
Financial, and Accounting
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 17, 2010	By:	/s/ Harris A. Lichtenstein, Ph.D.
	Name:	Harris A. Lichtenstein, Ph.D.
	Title:	President, Chief Executive Officer and Director
(Principal Executive,
Financial, and Accounting Officer)

May 17, 2010	By:	/s/ Mark S. Germain
	Name:	Mark S. Germain
	Title:	Chairman of the Board of Directors

May 17, 2010	By:	/s/ Alexander Krichevsky, D.V.M.
	Name:	Alexander Krichevsky, D.V.M.
	Title:	Director

May 17, 2010	By:	/s/ Charles Duff
	Name:	Charles Duff
	Title:	Director

May 17, 2010	By:	/s/ Matthew A. Gonda, Ph.D.
	Name:	Matthew A. Gonda, Ph.D.
	Title:	Director

Audited Financial Statements of Omnimmune Holdings, Inc. and Subsidiaries

The audited financial statements of Omnimmune Holdings, Inc. included in this Annual Report on Form 10-K are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC AACCOUNTING FIRM

To the Board of Directors and Shareholders of
Omnimmune Holdings, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Omnimmune Holdings, Inc., (“the Company”), a development stage enterprise, and subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended and for the period from January 15, 1997 (inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its Internal Control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from January 15, 1997 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has incurred significant losses from operations since its inception and has limited capital resources.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP

New York, NY
May 17, 2010

OMNIMMUNE HOLDINGS, INC.
 (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2009	2008
Assets
Current assets

Cash and cash equivalents	$5,627	$52,615
Prepaid Insurance	25,805	-

Total current assets	$31,432	$52,615

Liabilities and stockholders' deficiency
Current liabilities
Accounts payable and accrued liabilities	$906,893	$471,775
Accounts payable and accrued liabilities-related party	1,156,038	351,748
Line of credit	253,059	259,157
Accrued interest	327,078	192,380
Accrued interest- related party	483,836	424,210
Cash advances	310,400	100,000
Notes payable -, net	987,046	-
Notes payable to related parties -, net	-	287,768

Total current liabilities	4,424,350	2,087,038

Long term portion of notes payable	29,374	709,035
Long term portion of notes payable - due to related parties	1,003,563	1,000,864

	5,457,287	3,796,937

Commitments and contingencies	-	-

Stockholders' deficiency
Common stock, $0.0001 par value; 50,000,000 shares authorized;
8,914,921 and 8,814,921 shares issued and outstanding
at December 31, 2009 and 2008, respectively	890	880
Additional paid-in capital	15,671,385	15,592,797
Common stock subscribed	1,137	-
Deficit Accumulated during the Development Stage	(21,099,267)	(19,337,999)
Total stockholder's deficiency	(5,425,855)	(3,744,322)

	$31,432	$52,615

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
 (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
	For the	For the	Inception
	Year Ended	Year Ended	(January 12, 2005)
	December 31,	December 31,	to December 31,
	2009	2008	2009

Revenue	$-	$-	$-

Operating expenses:
Selling, general and administrative expenses	1,522,060	5,475,869	14,039,069
Impairment of license agreement	-	-	1,701,936
Total operating expenses	1,522,060	5,475,869	15,741,005

Operating loss	(1,522,060)	(5,475,869)	(15,741,005)

Other (income) expense:
Interest expense, net	239,208	7,044,446	11,775,411
Cancellation of shares previously issued for license agreement	-	(842,514)	(842,514)
(Gain) on restructuring of debt	-	(5,687,929)	(5,574,635)
Total other (income) expense	(239,208)	(514,003)	(5,358,262)

Loss before income taxes	(1,761,268)	(5,989,872)	(21,099,267)

Provision for income taxes	-	-	-

Net loss	$(1,761,268)	$(5,989,872)	$(21,099,267)

Net loss per share – basic and diluted	$(0.20)	$(1.00)

Weighted average shares outstanding – basic and diluted	8,843,967	6,014,144

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Issuance of 4,913 shares of common stock pursuant to an antidilution agreement	-	-	-	4,913	-	-	-	-	-

Issuance of 1,235 shares of common stock pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 1,235 shares of common stock pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 1,235 shares of common stock pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 3,706 shares of common stock pursuant to an antidilution agreement	-	-	-	3,705	-	-	-	-	-

Issuance of 3,706 shares of common stock pursuant to an antidilution agreement	-	-	-	3,705	-	-	-	-	-

Issuance of 1,235 shares of common stock pursuant to an antidilution agreement	-	-	-	1,235	-	-	-	-	-

Issuance of 225 shares of common stock pursuant to an antidilution agreement	-	-	-	225	-	-	-	-	-

Beneficial conversion feature of note payable	-	-	-	-	-	4,000	-	-	4,000

Loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(1,076,266)	(1,076,266)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity

Balance at December 31, 2006	-	$-	$-	2,591,893	$257	$2,877,759	$-	$(10,579,458)	$(7,701,442)

Issuance of 7,018 shares of common stock at $3.74 per share for services rendered	-	-	-	7,017	2	26,249	-	-	26,251

Issuance of 25,989 shares of common stock for $3.74 per share for licensing agreement	-	-	-	25,988	2	97,204	-	-	97,206

Issuance of 25,989 shares of common stock for $3.74 per share for licensing agreement	-	-	-	25,990	2	97,204	-	-	97,206

119,053 shares of common stock to be issued at $0.37 per share for license agreement	-	-	-	-	-	-	445,305	-	445,305

119,053 shares of common stock to be issued at $0.37 per share for license agreement	-	-	-	-	-	-	445,305	-	445,305

Beneficial conversion feature of note payable	-	-	-	-	-	6,604,430	-	-	6,604,430

Loss for the year ended December 31, 2007	-	-	-	-	-	-	-	(2,768,669)	(2,768,669)

Balance at December 31, 2007	-	$-	$-	2,650,888	$263	$9,702,846	$890,610	$(13,348,127)	$(2,754,408)

Recapitalization upon reverse merger	-	-	-	3,000,000	300	(300)	-	-	-

Issuance of 119,053 shares of common stock at $0.37 per share, previously accrued	-	-	-	119,053	12	445,293	(445,305)	-	-

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Sale of 707,200 shares of common stock and 707,200 warrants to purchase additional shares of common stock at a price of $2.50 per share for cash, net of costs of $359,729	-	-	-	707,200	71	1,408,200	-	-	1,408,271

Cancellation of 279,788 shares of common stock issued for technology license	-	-	-	(279,788)	(28)	(842,486)	-	-	(842,514)

Value of options to purchase 2,250,000 shares of common stock at a price of $2.50 per shares issued to board member for extension of payment terms	-	-	-	-	-	2,811,962	-	-	2,811,962

Value of warrants to purchase 75,000 shares of common stock at $2.50 per share issued to a board member for services	-	-	-	-	-	93,733	-	-	93,733

Value of warrants to 70,180 shares of common stock at $1.78 per share issued to a board member for extension of credit terms	-	-	-	-	-	129,278	-	-	129,278

Value of vested portion of options issued to officer	-	-	-	-	-	54,848	-	-	54,848

Discount to notes payable due to beneficial conversion feature	-	-	-	-	-	1,019,208	-	-	1,019,208

Loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(5,989,872)	(5,989,872)

Balance as of December 31, 2008	-	$-	$-	8,814,921	$880	$15,592,797	$-	$(19,337,999)	$(3,744,322)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Value of shares to be issued for the exercise of warrants	-	-	-	-	-	-	1,137	-	1,137

Issuance of shares for services at a price of $0.30 per share	-	-	-	50,000	5	14,995	-	-	15,000

Issuance of shares for services at a price of $0.44 per share	-	-	-	50,000	5	21,995	-	-	22,000

Value of vested Portion of 100,000 options issued to a consultant	-	-	-	-	-	41,598	-		41,598

Loss for the year ended December 31, 2009								(1,761,268)	(1,761,268)

Balance as of December 31, 2009	$-	$-	$-	8,914,921	$890	$15,671,385	$1,137	$(21,099,267)	$(5,425,855)

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the	Cumulative
	Year Ended	Year Ended	from Inception
	December 31,	December 31,	(January 12, 2005) to
	2009	2008	December 31, 2009

Cash flows from operating activities:
Net loss	$(1,761,268)	$(5,989,872)	$(21,099,267)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	78,598	3,054,311	4,085,108
Amortization of discount on notes payable	22,317	6,794,202	8,764,736
Impairment of technology licenses and equity securities	-	-	1,701,936
Gain or loss on restructuring of debt	-	(5,690,287)	(5,577,000)
Redemption of shares previously issued for license agreement	-	(842,513)	(842,513)
Net change in operating assets and liabilities:
Advances to related party	-	-	(10,000)
Prepaid insurance	(25,805)	-	(25,805)
Accounts payable and accrued liabilities	1,433,731	763,578	9,013,581

Net cash used in operating activities	(252,427)	(1,910,581)	(3,989,224)

Cash flows from investing activities:
Cash portion of investment in technology license	-	-	(6,000)

Net cash used in investing activities	-	-	(6,000)

Cash flows from financing activities:
Proceeds from cash advances	210,400	172,000	1,006,400
Principal payments on cash advances	-	(130,000)	(130,000)
Proceeds from notes payable	-	950,000	1,644,974
Proceeds from the exercise of warrants	1,137	-	1,137
Principal payments on debt	-	(436,545)	(512,993)
Stock sold for cash, net of costs	-	1,408,271	1,738,271
Proceeds from (repayments) of line of credit	(6,098)	(739)	253,062

Net cash provided by financing activities	205,439	1,962,987	4,000,851

Net increase (decrease) in cash and cash equivalents	(46,988)	52,406	5,627

Cash and cash equivalents at beginning of period	52,615	209	-

Cash and cash equivalents at end of period	$5,627	$52,615	$5,627

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the	For the	Cumulative
	Year Ended	Year Ended	from Inception
	December 31,	December 31,	(January 12, 2005) to
	2009	2008	December 31, 2009

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$9,757	$27,427	$74,080

Taxes	$-	$-	$-

Beneficial conversion feature of notes payable	$-	$1,082,078	$14,891,240

Common stock issued for services	$37,000	$187,500	$354,875

Notes payable issued under restructure of debt	$-	$-	$7,284,998

Value of warrant issued as discount on debt	$-	$223,010	$331,510

Notes payable issued for accounts payable	$-	$287,768	$287,768

Common stock issued for technology license	$-	$-	$920,610

Common stock issued for the conversion of preferred stock	$-	$-	$355,000

Notes payable issued for services	$-	$-	$3,746,971

Impairment of technology licenses	$-	$-	$616,908

Value of warrants issued for debt	$-	$12,747	$12,747

Issuance of common stock for cash	$-	$1,408,271	$1,408,271

Gain from the restructuring of debt	$-	$(5,690,287)	$(5,576,993)

Value of vested portion of options issued for services	$41,598	$2,866,811	$2,908,409

Common stock issued for accounts payable	$-	$30,000	$30,000

Cash advance converted to note payable	$-	$521,200	$521,200

Capitalization of interest on debt	$-	$33,754	$33,751

Value of warrants and options issued for services	$-	$-	$2,905,694

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

 Merger with Roughneck Supplies, Inc.

The predecessor of the Company was originally incorporated on February 22, 2007, in the State of Nevada as Roughneck Supplies, Inc. ( “Roughneck”). On August 6, 2008, Roughneck merged with and into Omnimmune Holdings, Inc. On August 7, 2008, Omnimmune Corp., a privately held Texas corporation, incorporated January 15, 1997 merged with and into Omnimmune Acquisition Corp., a Delaware corporation, and a wholly-owned subsidiary of the Company formed for the purpose of the merger.  As a result, (i)  Omnimmune Corp became  a  wholly-owned subsidiary of the Company, (ii) the shareholders of Omnimmune Corp. became the majority stockholders of the Company and the shareholders prior to the merger were reduced to a minority ownership, (iii) the historical management of the Company resigned, and the management of Omnimmune Corp. became the management of the Company, (iv) the prior business of Omnimmune Corp. became the business of the Company and the former business of Roughneck was eliminated, and (v) the historical financial statements of Omnimmune Corp. became the historical financial statements of the Company. Therefore, as a consequence of the two mergers, one on August 6, 2008 and one on August 7, 2008, Omnimmune (formerly Roughneck) went from being a public corporation domiciled in Nevada formerly in the business of marketing and retailing oil and gas drilling supply products with little or no continuing operations and a fiscal year end of May 31, to being a public company domiciled in Delaware in the biotechnology business with a fiscal year end of December 31.  These transactions are described in detail in the Company’s Form 8-K filed with the SEC on August 12, 2008, as amended on August 21, 2008, August 27, 2008 and September 5, 2008, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $1,761,268 and $5,989,872 for the year ended December 31, 2009 and 2008, respectively; and $21,099,267 from inception (January 15, 1997) through December 31, 2009. In addition, the Company’s current liabilities exceed its current assets by $4,392,918 as of December 31, 2009. These factors among others, including the Company’s current cash position, which was $5,627 as of December 31, 2009, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Long-lived Assets

In accordance with ASC 360-10-15 (formerly referred to as SFAS No.  144),  long-lived  assets to be held and used are analyzed for impairment  whenever  events or changes in  circumstances  indicate that the  carrying  amount  of an asset  may not be  recoverable.  ASC 360-10-15 relates to assets that can be amortized and the life  determinable.  The Company evaluates  at each  balance  sheet date whether  events and  circumstances  have occurred  that  indicate  possible  impairment.  If there are  indications  of impairment, the Company uses future undiscounted cash flows of the related asset or asset  grouping over the remaining life in measuring  whether the assets are recoverable.  In the event such cash flows are not expected to be  sufficient to recover  the  recorded  asset  values,  the  assets  are  written  down to their estimated  fair value.  Long-lived  assets to be disposed of are reported at the lower of  carrying  amount or fair value of asset less the cost to sell.  During the years ended December 31, 2009, and 2008, the Company recognized $0  impairment of long-lived assets.  From inception to December 31, 2009 an impairment of license agreement in the amount of $1,701,936 was recorded.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Net Income (Loss) Per Common Share

The Company computes earnings per share under ASC 360-10-45 (formerly referred to as Financial  Accounting Standard No. 128,  "Earnings Per Share" (SFAS 128)).  Net loss per common share is computed by dividing net loss by the weighted  average  number of shares of common stock and dilutive common stock equivalents  outstanding during the year.  Dilutive common stock  equivalents  consist of shares  issuable upon  conversion of  convertible notes and the exercise of the Company's  stock options and warrants  (calculated using the  treasury  stock  method).  During 2009, 2008, and from inception to December 31, 2009,  common stock equivalents  were not  considered  in the  calculation  of the weighted  average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10-15 (formerly referred to as Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs"). Under ASC 730-10-15, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. There were no expenditures on research and product development for the years 2009 and 2008, and from inception through December 31, 2009.

Concentrations of Credit Risk

Financial  instruments and related items, which potentially  subject the Company to  concentrations  of credit risk,  consist primarily of cash, cash equivalents and related party  receivables.  The Company  places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC  insurance  limit.

Comprehensive Income

Statement of ASC 220-10-15 (formerly referred to as Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income,") establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220-10-15 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the years ended December 31, 2009 and 2008 there were no terms of other comprehensive income.

Stock Based Compensation

Effective January 1, 2006, the Company adopted ASC 718-10 (formerly referred to as  SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R))) utilizing the modified prospective approach. Prior to the adoption of ASC 718-10 we accounted for stock option grant in accordance with ASC 718-10 and accordingly, recognized compensation expense for stock option grants.

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

A summary of option activity under the Plan as of December 31, 2009, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	-	$-
Issued	2,350,000	2.50
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2009	2,350,000	$2.50

Vested at December 31, 2009	2,327,656	$2.50
Non-vested at December 31, 2009	22,344	$2.50

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.16 as of December 31, 2009, and the exercise price multiplied by the number of options outstanding. As of December 31, 2009, total unrecognized stock-based compensation expense related to stock options was $27,749. The total fair value of options vested during the year December 31, 2009 and 2008 was $41,594  and $2,866,810, respectively.

Income Taxes

The Company has implemented the provisions of ASC 740-10-05 (formerly referred to as Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109)). ASC 740-10-05 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws. Since the Company remained insolvent after the debt restructuring during the year ended December 31, 2009, the gain on the restructuring was not taxable to the Company.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

NOTE 2 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES – RELATED PARTIES

Accounts payable and accrued liabilities at December 31, 2009 and 2008 consist of  trade payables.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Accounts payable and accrued liabilities – related parties at December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008

Accrued consulting fees	$621,200	$351,748
Accrued payroll and related costs	531,500	-
Expense reimbursements	3,338	-

	$1,156,038	$351,748

NOTE 3 – LINE OF CREDIT

The Company has bank loan and credit card agreements with various banks. The bank loan is jointly guaranteed by two of the Company’s shareholders.  The Company's Chief Executive Officer, Harris Lichtenstein, co-signs the credit card agreements  and remains jointly liable with the Company on all outstanding amounts due for these credit card liabilities. At December 31, 2009 and 2008, the Company had the following amounts due under its loan and credit agreement:

	December 31,
	2009	2008
Bank loan	$149,976	$149,976
Credit cards	103,083	109,181
Total	$253,059	$259,157

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 4 – ACCRUED INTEREST

Notes payable and accrued interest at  December 31, 2009 and 2008 is summarized as follows:

	2009	2008
Number of notes payable	16	17
Number of notes payable - related party	4	8

Principal amount - notes payable	$1,016,420	$709,035
Principal amount - notes payable - related party	$1,003,563	$1,000,864

Accrued interest	$327,078	$192,380
Accrued interest - related party	$483,836	$424,210

Interest expense consisted of the following for the year ended December 31, 2009 and 2008:

	2009	2008
Accrued interest - notes payable	$186,067	$142,678
Accrued interest - notes payable – related party	8,256	87,803
Bank credit line	12,373	12,650
Amortization of discount on notes payable	22,317	6,571,185
Amortization of discount on accounts payable	-	223,011
Credit Cards	9,757	7,505
Insurance financing	439	-
Interest (income)	-	(386)
Total	$239,209	$7,044,446

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 5 – CASH ADVANCES

During the year ended December 31, 2009, the Company received $210,400,  in new non-interest bearing payable on demand, unsecured cash advances from related parties and had a balance of $100,000 in such advances from 2008.

During the year ended December 31, 2008, the Company repaid $130,000 of cash advances, converted $521,200 of  cash advances into a note payable, and issued 1,055,507 shares of common stock for $44,800 of the cash advances.

NOTE 6 –  NOTES PAYABLE

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The Company has convertible notes payable outstanding which contain a provision for contingent warrants that are potentially issuable.  Pursuant to the convertible notes agreements, these warrants are issuable if  the note holder elects to convert at least 25% of the principal amount of the note during the term of the note.  At December 31, 2009 and 2008, there are contingent 5 year warrants issuable to purchase an aggregate of 43,000 shares (post splits) of the Company’s common stock at a price of $5.00 per share.

The Company has convertible notes payable in the amount of $1,506,199 which are convertible into shares of common stock of the Company at a price of $0.1781, or 8,457,039 shares.

The following table summarizes amounts due under the notes payable at December 31, 2009 and 2008:

	Principal balance:
	December 31, 2009	December 31, 2008
Total outstanding	$2,943,252	$2,943,252
Less discount on notes payable	(923,269)	(945,585)
Net Total	2,019,983	1,997,667
Less current portion	(987,046)	(287,768)
TOTAL	$1,032,937	$1,709,899

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table lists the notes payable at December 31, 2009 and December 31, 2008:

	Principal balance:
	December 31, 2009	December 31, 2008

Convertible note payable to a related party in the amount of $427,379 dated June 14, 1994. On March 3, 2007, this note was replaced with a new note in the amount of $805,974, which included accrued interest in the amount of $271,437, and a loss of $107,158. On March 1, 2008, this note was forgiven by the note holder. Interest in the amount of $0 and $9,374 was accrued on this note during the years ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and 2008 amounted to $0 and $56,179, respectively	$-	$-

 Convertible note payable to a related party in the amount of $2,000,000 dated June 14, 1994. On March 3, 2007, this note was replaced with a new note in the amount of $3,170,188, which included accrued interest in the amount of $959,089, a salary payable of $106,575, and a loss of $104,524. On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $2,670,188 was forgiven by the note holder. The note signed on March 2, 2008, is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. Interest in the amount of $0 and $37,087  was accrued on these notes during the years ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and 2008 amounted to $222,52.1
	$500,000	$500,000

Convertible note payable to a related party in the amount of $79,745 dated June 14, 1994. On March 3, 2007, this note was replaced with a new note in the amount of $131,722, which included accrued interest of $40,065, and a loss of $11,912. On March 1, 2008, this debt was forgiven by the note holder. Interest in the amount of $0 and $1,541 was accrued on this note during the years ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and 2008 amounted to $9,246.	$-	$-

Convertible note payable to a related party in the amount of $1,170,356 dated May 15, 2002. On March 3, 2007, this note was replaced with a new note in the amount of $1,342,127, which included accrued interest of $379,324, and a gain of $207,553. On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $842,127 was forgiven by the debt holder. The note dated March 1, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. Interest in the amount of $0 and $15,701  was accrued on these notes during the years ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and 2008 amounted to $94,206.
	$500,000	$500,000

Convertible note payable to a related party in the amount of $25,000 dated March 10, 2005. On March 3, 2007, this note was replaced with a new note in the amount of $30,211, which includes accrued interest of $4,938 and a loss of $272. On March 31, 2008, this note was replaced with a new note, which includes accrued interest of $3,021. The note bears interest at the rate of 10% per annum, and was due in full on February 28, 2013. This note is convertible into common stock of the Company at a conversion price of $0.1781 per share (post split). A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $3,323 and $3,283  was accrued on this note during the years ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and 2008 amounted to $6,109 and $2,786, respectively.
	$33,232	$33,232

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

 Convertible note payable to a related party in the amount of $37,000 dated February 26, 2005. On March 3, 2007, this note was replaced with a new note in the amount of $44,848, which included accrued interest of $6,418, and loss of $1,430. On March 1, 2008, this note was replaced with a new note, which includes accrued interest of $4,485. The note bears interest at the rate of 10% per annum, and is due in full on February 1, 2013. This note is convertible into common stock of the Company at a conversion price of $1.78 per share (post split). A beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8% Interest in the amount of $4,933 and $4,873 was accrued on this note during the years ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and 2008 amounted to$9,069 and  $4,136 , respectively.
	$49,333	$49,333

 Note payable in the amount of $8,110 dated December 31, 1997. On March 3, 2007, this note was replaced with a new note in the amount of $19,442, which included accrued interest of $7,437, and loss of $3,895. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010. Interest in the amount of $1,944 and $1,950 was accrued on this note during the years ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and 2008 amounted to $4,054 and $3,574, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010 This note became due at February 28, 2010.  As of May 14, 2010, the Company has not received a notice of default from the noteholder.
	$19,442	$19,442

Note payable in the amount of $15,392 dated December 31, 1998. On March 3, 2007, this note was replaced with a new convertible note in the amount of $33,545, which included accrued interest of $12,575, and a loss of $5,578. . The note bears interest at the rate of 10% per annum, and is due in full on March 1, 2008. This note is convertible into common stock of the Company at a conversion price of $5.00 per share (post split). A beneficial conversion feature in the amount of $33,545 was recorded as a discount to the note. Interest in the amount of $0 and $2,123 was accrued on this note during the years ended December 31, 2009 and 2008. Total accrued interest at December 31, 2009 and 2008 amounted to $4,926. The note was repaid during the year ended December 31, 2008.
	$-	$-

Note payable in the amount of $10,000 dated October 20, 1999. On March 3, 2007, this note was replaced with a new note in the amount of $20,203, which included accrued interest in the amount of $7, 367, and a loss of $2,836. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2008. Interest in the amount of $0 and $670 was accrued on this note during the years ended December 31, 2009 and 2008. Total accrued interest at December 31, 2009 and 2008 amounted to $2,358. During the year ended December 31, 2008, this note was forgiven by the note holder.	$-	$-

Note payable in the amount of $11,932 dated December 31, 1999. On March 3, 2007, this note was replaced with a new note in the amount of $23,641, which included accrued interest of $8,168, and a loss of $3,540. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010. Interest in the amount of $1,775 and $1,380 was accrued on this note during the nine months ended September 30, 2008 and 2007. Total accrued interest at December 31, 2009 and 2008 amounted to $6,114 and $4,346, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note became due at February 28, 2010.  As of May 14, 2010, the Company has not received a notice of default from the noteholder.
	$23,641	$23,641

Note payable in the amount of $33,860 dated December 31, 2000. On March 3, 2007, this note was replaced with a new note in the amount of $60,971, which included accrued interest of $20,882, and a loss of $6,228. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010. Interest in the amount of $6,097 and $6,114  was accrued on this note during the years ended December 31, 2009 and 2008. Total accrued interest at December 31, 2009 and 2008 amounted to $17,306 and $11,209, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note became due at February 28, 2010.  As of May 14, 2010, the Company has not received a notice of default from the noteholder.
	$60,971	$60,971

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note payable in the amount of $25,000 dated February 28, 2001. On March 3, 2007, this note was replaced with a new not in the amount of $44,355, which included accrued interest in the amount of $15,014, and a loss of $4,341. On March 1, 2008, this note was replaced with a new note in the amount of $127,305, which consolidated two other notes payable to this note holder in the amounts of $41,774, and $28,603, and accrued interest of $11,573.The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares (post split) of common stock at a rate of $1.78 per share (post split). A beneficial conversion in the amount of $127,305 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.2%. Interest in the amount of $12,731 and $11,402 was accrued on this note during the years ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and 2008 amounted to $23,403 and $10,673 , respectively.
	$127,305	$127,305

Note payable in the amount of $25,000 dated July 19, 2001. On March 3, 2007, this note was replaced with a new note in the amount of $42,774, which included accrued interest in the amount of $14,048, and a loss of $3,726. On March 2, 2008 this note was consolidated into a new note, shown above. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2008. Interest in the amount of $0 and $703 was accrued on this note during the years ended December 31, 2009 and 2008. Total accrued interest at December 31, 2009 and 2008 amounted to $0.	$-	$-

Note payable in the amount of $16,750 dated June 1, 2002. On March 3, 2007, this note was replaced with a new note in the amount of $45,224, which included accrued interest in the amount of $14,275, and a loss of $3,322. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010. Interest in the amount of $4,522 and $4,535  was accrued on this note during the years ended December 31, 2009 and 2008. Total accrued interest at December 31, 2009 and 2008 amounted to $12,836 and $8,314, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note became due at February 28, 2010.  As of May 14, 2010, the Company has not received a notice of default from the noteholder.
	$45,224	$45,224

 Note payable in the amount of $18,000 dated June 1, 2002. On March 3, 2007, this note was replaced wit ha new note in the amount of $28,350, which included accrued interest in the amount of $8,551, and a loss of $1,798. On March 1, 2008, a new note replaced with a new note in the amount of $31,185, which includes accrued interest in the amount of $2,835. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares (post split) of common stock at a rate of $1.78 per shares (post split). A beneficial conversion feature in the amount of $31,285 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $3,119 and $3,080 was accrued on this note during the years ended December 31, 2009 and 2008. Total accrued interest at December 31, 2009 and 2008 amounted to $5,733 and $2,614, respectively.
	$31,185	$31,185

Note payable to a related party in the amount of $136,815 dated May 15, 2002. On March 3, 2007, this note was replaced with a new note in the amount of $189,400, which included accrued interest in the amount of $45,944, and a loss of $8,641. On March 1, 2008, the note holder forgave this debt amount. Interest in the amount of $0 and $2,216 was accrued on this note during the years ended December 31, 2009 and 2008. Total accrued interest at December 31, 2009 and 2008 amounted to $13,294.	$-	$-

Note payable in the amount of $62,019 dated July 1, 2005. On January 1, 2007, this note was replaced with a new note in the amount of $94,334, which included accrued interest of $9,328, and a loss of 422,987. On March 1, 2008, a new note replaced this note in the amount of $91,149, which includes accrued interest in the amount of $2,221. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares (post split) of common stock at a price of $1.78 per share (post split). A beneficial conversion feature was recorded in the amount of $91,149 on the note. Interest in the amount of $8,813 and $8,823 and $9,113 was accrued on this note during the years ended December 31, 2009 and 2008. Total accrued interest at December 31, 2009 and 2008 amounted to$15,452 and  $6,639, respectively.
	$88,139	$88,139

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note payable in the amount of $25,000 dated October 6, 2005. On March 3, 2007, this note was replaced with a new note in the amount of $28,603, which included interest in the amount of $3,500, and a loss of $103. On March 1, 2008, this note was consolidated into a new note, shown above. Interest in the amount of $0 and $470 was accrued on this note during the years ended December 31, 2009 and 2008. Total accrued interest at December 31, 2009 and 2008 amounted to $0.	$-	$-

Note payable in the amount of $16,750 dated June 1, 2002. On March 3, 2007, this note was replaced with a new note in the amount of $26,387, which included accrued interest in the amount of $7,957, and a loss of $1,674. On March 1, 2008, this note was replaced with a new note in the amount of $29,025, which included accrued interest in the amount of $29,025. The note bears interest at the rate of 10% per annum, and was due in full on February 28, 2013. This note is convertible into shares (post split) of common stock at a price of $1.78 per shares (post split). A beneficial conversion feature in the amount of $29,025 was recorded on this note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3% Interest in the amount of $2,902 and $2,866was accrued on this note during the years ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and 2008 amounted to $5,335 and $2,433, respectively.
	$29,025	$29,025

Note payable in the amount of $69,806 dated March 3, 2007. On March 1, 2008, this note was replaced with a new note in the amount of $76,787, which included accrued interest in the amount of $6,981. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares (post shares) of common stock at a rate of $1.78 per share (post split). A beneficial conversion feature in the amount of $76,787 was recorded on the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $7,679 and $7,526 was accrued on this note during the years ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and 2008 amounted to$14,057 and  $6,378, , respectively.
	$76,787	$76,787

Note payable to a related party in the amount of $750,000. On March 3, 2007, this was signed into a note payable in the amount of $1,043,015, which included accrued interest in the amount of $166,266, and a loss of $28,874. On March 1, 2008, the note holder forgave this note. Interest in the amount of $0 and $12,202 was accrued on this note during the years ended December 31, 2009 and 2008. Total accrued interest at December 31, 2009 and 2008 amounted to$ $73,211.	$-	$-

Note payable in the amount of $300,000 dated March 27, 2008. During the three months ended June 30, 2008, the Company collected an additional $100,000 for this bridge loan. The note bears interest at a rate of 10% per annum, and is due in full on September 28, 2010. This note becomes convertible into shares (post split) of common stock upon the closing of a qualified financing. Interest in the amount of  $0 was accrued on this note during the years ended December 31, 2009 and 2008. Total accrued interest at December 31, 2009 and 2008 amounted to $0. During the year ended December 31, 2008, this note was repaid with interest.
	$-	$-

Note payable in the amount of $550,000 dated June 24, 2008. The note bears interest at a rate of 10% per annum, and is due in full on June 24, 2010. This note becomes convertible into shares (post split) of common stock upon the closing of a qualified financing. Interest in the amount of $55,000 and $28,630 was accrued during the years ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and 2008 amounted to $$83,630 and $28,360, respectively.	$550,000	$$550,000

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note payable in the amount of $521,200 dated March 1, 2008. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into common stock at a rate of $1.78 per share (post split). A beneficial conversion feature in the amount of $521,200 was recorded and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $521,120 and $46,873 was accrued on this note during the years ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and 2008 amounted to $98,993 and  $46,873, respectively.
	$521,200	$521,200

Note payable in the amount of $287,768 dated October 31, 2008. The note bears interest at a rate of 10% per annum, and is due in full on June 30, 2009. Interest in the amount of $28,777 and $4,809 was accrued on this note during the years ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and 2008 amounted to$33,586 and $4,809, respectively. This note is past due at December 31, 2009.	$287,768	$287,768

Total outstanding	$2,943,252	$2,943,252
Less discount on notes payable	(932,269)	(945,585)
Total	2,019,983	1,997,667
Less current portion	(987,046)	(287,768)
	$1,032,937	$1,709,899

Related Party	1,003,563	1,288,632
Related Party – current portion	-	287,768
Related Party – long term portion	$1,003,563	$1,000,864

Non-related party	$1,016,420	$709,035
Non-related party – current portion	987,046	-
Non-related party – long term portion	$29,374	$709,035

Maturities of debt are as follows:

December 31,
2010 (a)	$987,046
2011	-
2012	-
thereafter	1,956,206
$2,943,252

(a) $287,768 of this amount was due on June 30, 2009.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 7 – EQUITY

On July 8, 2008, the Company filed an amendment to the articles of incorporation to the State of Delaware amended the number of authorized shares from 300,000,000 to 50,000,000 and the par value from $0.01 to $0.0001. At December 31, 2009 and December 31, 2008, the Company had issued and outstanding 8,914,921 and 8,814,921 shares of common stock, respectively.  No shares of preferred stock are issued or outstanding.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The following equity transactions occur during the year ended December 31, 2009:

The Company issued 50,000 shares of common stock to consultants for services that have been provided. The fair value of these shares of $15,000 was charged to operations during the year ended December 31, 2009.

The Company issued 50,000 shares of common stock to consultants for services that have been provided. The fair value of these shares of $22,000 was charged to operations during the year ended December 31, 2009.

The Company has committed to issue a total of 40,845 shares pursuant to the exercise of warrants.  An aggregate 9,264 of these shares are to be issued pursuant to a cashless conversion provision of the warrants; an additional  31,581 of these shares are to be issued for the conversion price of $0.036 per share, or a total of $1,137.   The amount of $1,137 is shown as common stock subscribed on the Company’s balance sheet at December 31, 2009.

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Warrants

The following warrant activity occurred during the year ended December 31, 2008:

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

The following warrant activity occurred during the year ended December 31, 2009:

Warrants to purchase an aggregate 40,845 shares of common stock were exercised by an investor.

Warrants to purchase an additional 40,845 shares of common stock expired.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2009:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$1.78 – 2.50	145,180	5.92	1.78 – 2.50	145,180	5.92
5.00	727,200	3.61	5.00	727,200	3.61
Total	872,380	4.00		872,380	4.00

Transactions involving warrants are summarized as follows:

	Number of Shares (post-split)	Weighted Average Price Per Share (post-split)
Outstanding at December 31, 2007	84,216	$0.10
Granted	872,380	4.53
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2008	956,596	$4.14
Granted	-	-
Exercised	(42,108)	(0.036)
Cancelled or expired	(42,108)	(0.036)
Outstanding at December 31, 2009	872,380	4.54

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Options

During the year ended December 31, 2008, the Company issued options to purchase 2,250,000 shares  of common stock at a price per share of $2.50  to employees for services rendered. The fair value of these options of $2,811,962 was charged to operations.

During the year ended December 31, 2008, the Company issued options to purchase 100,000 shares  of common stock at a price per share of $2.50. These options were valued at an aggregate of $124,192, and vest at the following rate: 33,000 vested at the time of issuance, and the balance vest over a 23 month period.  During the year ended December 31, 2009 and 2008, the Company charged to operations the fair value of the vested options, or $41,598 and  $54,848, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2009:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	8.27	$2.50	2,327,656	8.27
Total	2,350,000	8.27		2,327,656	8.27

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	-	$-
Granted	2,350,000	2.50
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2009	2,235,000	$2.50

Exercisable	2,319,283	$2.50
Not exercisable	22,344	$2.50

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 8 – GAIN FROM RESTRUCTURING OF DEBT

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

NOTE 9- RELATED PARTIES

Amounts due to related parties at December 31, 2009 and 2008 consisted of the following:

Convertible Notes Payable to related parties

The Company has a note payable to Intrepid Technologies, Inc., a company controlled by its Chief Executive Officer, in the amount of $0  at December 31, 2009 and December 31, 2008. The note bears interest at the rate of 7% per annum. During the year months ended December 31, 2009 and 2008, the Company accrued interest in the amount of $0 and $9,374 , respectively.  This note was forgiven by the note holder in March, 2008.

The Company has a note payable outstanding to its Chief Executive Officer, in the amount of $500,000  at December 31, 2009 and December 31, 2008. The March 31, 2007 note bears interest at a rate of 7% per annum, and was replaced with a  note that was signed during the three months ended March 31, 2008which  is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. During the year ended December 31, 2009 and 2008, the Company accrued interest in the amount of $0 and $37,087, respectively, on these notes.

The Company has a second convertible note payable outstanding to its Chief Executive Officer, in the amount of $0  at December 31, 2009 and December 31, 2008, respectively. This note bears interest at a rate of 7% per annum. During the three months ended March 31, 2008, the note holder forgave this note. During the years ended December 31, 2009 and 2008, the Company accrued interest in the amount of $0 and $1,541, respectively.

The Company has a convertible note payable outstanding to Dennis Lichtenstein, a relative of the Chief Executive Officer, in the amount of $49,333  at December 31, 2009 and December 31, 2008. The note bears interest at a rate of 10% per annum. During the years ended December 31, 2009 and 2008, the Company accrued interest in the amount of $4,933 and $4,873, respectively.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The Company has a note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount of $500,000 at December 31, 2009 and December 31, 2008. The March 31, 2007 note bears interest at a rate of 7% per annum. The note signed during the three months ended March 31, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. During the years ended December 31, 2009 and 2008, the Company accrued interest in the amount of $0 and $15,701, respectively, on these notes.

The Company has a note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount of $136,815 at December 31, 2006. On March 3, 2007, the Company replaced this note with a convertible note payable in the amount of $189,400. As of March 31, 2008, the note holder forgave this note. During the years ended December 31, 2009 and 2008, the Company accrued interest in the amount of $0 and $2,216, respectively.

The Company has a note payable outstanding to Jennie Fay Lichtenstein, a relative of the Chief Executive Officer, in the amount of $25,000 at December 31, 2006. On March 3, 2007, the Company replaced this note with a convertible note payable in the amount of $30,211. As of December 31, 2008, the principal outstanding on this convertible note payable is $33,232. This note bears interest at a rate of 10% per annum. During the years ended December 31, 2009 and 2008, the Company accrued interest in the amount of $3,323 and $3,283, respectively.

The Company had a convertible note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount $0  at December 31, 2009 and December 31, 2008.  Accrued salary in the amount of $750,000 was added to the principal amount due under this note during the twelve months ended December 31, 2007.  During the year ended December 31, 2008 the note holder forgave this note. During the  years ended December 31, 2009 and 2008, the Company accrued interest in the amount of $0 and  $12,202, respectively.

Accounts Payable- related parties

The Company had a liability to Harris Lichtenstein for purchases made on behalf of the Company in the amount of $1,049 and $0  at December 31, 2009, and December 31, 2008, respectively.

The Company had a liability to Alexander Krichevsky for purchases made on behalf of the Company in the amount of $2,289 and $0  at December 31, 2009, and December 31, 2008, respectively.

The Company had a liability with a director for consulting fees payable in the amount of $525,000 and $330,000 at December 31, 2009 and December 31, 2008 respectively. .

The Company had a liability with a director for legal fees payable in the amount of $15,130 at December 31, 2008.  This individual is no longer a director or a related party at December 31, 2009.

The Company had a liability to an officer for consulting fees payable of $171,200 and $0 at December 31, 2009 and 2008.

The Company had a liability to Harris Lichtenstein for accrued salary in the amount of $262,000 and $0 at December 31, 2009 and 2008, respectively.

The Company had a liability to Alexander Krichevsky for accrued salary in the amount of $269,500 and $0 at December 31, 2009 and 2008, respectively.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note Receivable from related party

During the year ended December 31, 2008, the Company forgave a note receivable from Intrepid Technologies, inc which is owned by the Company’s Chief Executive Officer, Harris Lichtenstein.. in the amount of $10,000.

Options

The Company issued 1,500,000 options to purchase additional shares of common stock to executive officers of the Company in 2008.

The Company issued 750,000 options to purchase additional shares of common stock to a director of the Company in 2008.

The Company issued 100,000 options to purchase additional shares of common stock to a consultant during the year ended December 31, 2008.  This individual is now an officer of the Company.

Common stock

The Company issued 150,000 shares of common stock to each the Chief Executive Officer and another officer of the Company in 2008.

The Company issued 1,055,507 shares of common stock to a director during the year ended December 31, 2008.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease of office space

The Company leases office space in Houston, Texas under a month to month lease calling for annual rent of $8,400 per year.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The Company has not made the payment of  $50,000 that was due on August 1, 2009, nor has it received a formal extension from ASRI with respect thereto.   The Company paid ASRI $15,000 toward this past due obligation and continues to engage in informal discussions with ASRI in an attempt to achieve a consensual payment arrangement to resolve its past due obligations under the ASRI License Agreement.  Although no agreement has been reached with ASRI regarding these delinquent obligations,  ASRI has not, as of the date of this report, declared a default under the ASRI License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the ASRI License Agreement could be terminated. Should such a declaration of default be issued, there is no assurance that the Company would have sufficient wherewithal to cure the default within the prescribed cure period or to otherwise stave off the termination of the ASRI License Agreement.

As of March 31, 2010, the Company has paid $115,000  in licensing fees under this agreement and has accrued the past due amount of $35,000, which is the balance due from August 1, 2009.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

$52,500 due on or before May 1, 2009

$75,000 due on or before May 1, 2010

$60,000 due on May 1 each year thereafter

During the fourth quarter 2009, Columbia and the Company agreed to a further amendment to the Columbia License Agreement, pursuant to which the $52,500 license maintenance fee due on May 1, 2009 was split into two equal payments of $26,250, the first of which continued to be due on May 1, 2009, and the second of which was extended to August 1, 2009.    The Company has not made the required payments of  $26,250 that were due, respectively, on May 1, 2009 and August 1, 2009, nor has it received a formal extension from Columbia with respect thereto.  The Company has paid an additional $17,500 toward the May 1 payment and continues to engage in informal discussions with Columbia in an attempt to achieve a consensual payment arrangement to resolve its past due obligations under the Columbia License Agreement.  Although no agreement has been reached with Columbia regarding these delinquent obligations, Columbia has not, as of the date of this report, declared a default under the Columbia License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the Columbia License Agreement could be terminated.   Should such a declaration of default be issued, there is no assurance that the Company would have sufficient wherewithal to cure the default within the prescribed cure period or to otherwise stave off the termination of the Columbia License Agreement.

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

During the year ended December 31, 2007, the Company has paid $36,087 (approximately €25,000).

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In accordance with the above described schedule, on November 1, 2008, the Company was obligated to pay a total of €60,000 to IGR in license fees and maintenance fees, which payments were not made. The Company and IGR agreed to modify the payment schedule described above, so that the €10,000 maintenance fee that would otherwise have been due on November 1, 2008 matured in December 2008, at which time it was paid by the Company, and the  license fee €50,000 otherwise due on November 1, 2008, became payable in two equal installments of €25,000 on March 1, 2009 and June 1, 2009, respectively.

Thereafter, IGR agreed to split the €25,000 payment that would otherwise have been due on March 1, 2009, into two payments, the first of which was in the amount of €15,000 and continued to be due in March 2009.  The second payment of  €10,000 became due no later than June 2009.  The Company paid to IGR  the  €15,000 that was due in March 2009 and paid the remaining balance of the March 1 payment in August 2009.  Subsequent to the period covered by this report, the Company paid IGR an additional $25,000 toward this past due obligation and continues to engage in informal discussions with IGR in an attempt to achieve a consensual payment arrangement to resolve its past due obligations under the IGR License Agreement.  Although no agreement has been reached with IGR regarding these delinquent obligations, IGR has not, as of the date of this report, declared a default under the IGR License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the IGR License Agreement could be terminated. Should such a declaration of default be issued, there is no assurance that the Company would have sufficient wherewithal to cure the default within the prescribed cure period or to otherwise stave off the termination of the IGR License Agreement.

As of December 31, 2009, the Company has accrued $98,347, and has paid total licensing fees of $66,653, $19,653 of which was paid during the year ended December 31, 2009.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

As described in detail in the Company’s Form 8-K filed with the SEC on August 24, 2009, on August 17, 2009, OSU issued a formal notice (the “Notice”) to the Company of its alleged default under the OSU License Agreement based on the Company’s non-payment of certain license fees.   The Company has acknowledged that certain license fees called for under the OSU License Agreement have not been paid.  However, as reported by the Company in the aforementioned 8-K the Company believes that it has meritorious defenses and counterclaims to OSU’s claim of breach under the OSU License Agreement.

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

The Company has provided formal notice to OSU that it disputes OSU’s characterization in the Notice that the Company’s non-payment of scheduled fees and interest constitutes a breach of the OSU License Agreement.  On October 9, 2009, OSU advised the Company that it did not believe that the issues raised by the Company constituted a valid dispute that would call into play the tolling provisions of Section 11.5 and stated its view that it was considering the OSU License Agreement as terminated.   While not waiving its right to assert that the License Agreement was terminated, OSU also demanded a bond from the Company in the amount of $450,371 under Section 11.5 of the OSU License Agreement pending the resolution of the dispute.  Thereafter, the Company advised OSU of its position that, based on the nature of its claims against OSU, the provisions in the OSU License Agreement that purport to require a bond were not enforceable and that no bond was required.  The Company further informed OSU that, in its view, if it were determined subsequently that a bond was required, the amount of any such bond would be substantially less than that demanded by OSU.  As of the date of this report, no formal action has been taken by either OSU or the Company regarding the bond or the underlying dispute.

Omnimmune continues to engage in discussions regarding the voluntary termination of the OSU License Agreement on terms acceptable to both parties.  The Company cannot predict the likelihood that this dispute will be resolved consensually, or if litigation ensues, of prevailing in its dispute with OSU, either with respect to the question of the need for a bond or the amount thereof, or as to the underlying dispute itself.   However, if it were ultimately determined that the Company’s defenses and counterclaims lack merit and the dispute were resolved in favor of OSU, it is highly likely that the OSU License Agreement will be terminated.  Also, if it were determined that a bond was required within 30 days of receipt of the Notice from OSU, or if a bond is required which the Company is unable to post, it is highly likely that the OSU License Agreement will be terminated.  In addition, if OSU were to prevail in its position that the Company was in breach of the OSU License Agreement, the Company would also face an award or judgment for all past due payments, plus interest, legal fees and court costs.  The Company believes that whether through litigation or settlement, and regardless of which party prevails, there is a substantial likelihood that the OSU License Agreement will be terminated, leaving the Company free to focus on its core diagnostic technologies.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The technology that is the subject of the OSU License Agreement relates exclusively to the Company’s vaccine technology and has no direct connection to the Company’s diagnostic and prognostic technologies that are under license from academic institutions other than OSU.  Any termination of the OSU License Agreement, whether through a consensual understanding with OSU or through an adverse result following litigation, will have no effect on the Company’s portfolio of diagnostic and prognostic technologies, which are expected to be the Company’s primary focus going forward.

As of December 31, 2009, the Company has paid $110,000 in licensing fees under this agreement, plus an additional $200,000 in related payments under separate gift agreements with OSU.  The Company has accrued unpaid license fees in the amount of $163,7385, which obligations are noted as being disputed.

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

NOTE 11- INCOME TAXES

The Company has adopted ASC 740-10-05 (formerly referred to as Financial Accounting Standard No. 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

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

Components of deferred tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
Non Current:
Net operating loss carry forward	$7,455,000	$4,970,000
Valuation allowance	(7,455,000)	(4,970,000)
Net deferred tax asset	$-	$-

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 12 – SUBSEQUENT EVENT

The Company has evaluated events subsequent to December 31, 2009 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these consolidated financial statements were issued and has disclosed such items in this note, “Subsequent Events” hereinafter.

Anti-Dilution and Restructuring

As described in the Company’s Form 8-K filed on January 26, 2010, subsequent to the period covered by this Report, the Company entered into a Term Sheet for Debt Financing and Agreed Upon Restructuring with Margie Chassman (“Chassman”), pursuant to which (i) up to $500,000 in convertible debt financing may take place at a conversion price of $0.01 per share, of which $208,500 has been funded to date, (ii) the conversion price related to approximately $800,000 in existing unsecured indebtedness to Chassman was fixed at $0.01 per share, (iii) Chassman agreed to a 2-year lock-up with respect to her convertible debt and underlying stock, subject to agreed upon quarterly leakage amounts, and (iv) management and certain angel investors received limited anti-dilution protection that will result in the issuance to management of such additional shares as are required to maintain management’s specified collective ownership interest through the next $3.5 million in net financing and the angel investors to maintain their specified collective ownership interest through the initial round of up to $500,000 in convertible debt financing.   Should the entire $500,000 financing be fully subscribed to, or should the holder of the newly ratcheted convertible debt convert its shares, and based upon automatic adjustments to management to implement their anti-dilution protection, the number of additional shares of Common Stock of the Company that would be issued or become issuable would result in substantial dilution to existing holders of Common Stock many times in excess of the number of shares currently outstanding and could  also cause the market price for our common stock to decline, perhaps significantly.

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

Exhibit No.	Description
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

10.22	Form of Lock-Up Agreement between the Company and executive officers and certain stockholders (incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed August 12, 2008.)

Exhibit No.	Description
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