Form 10-Q
period 2010-03-31
Omnimmune Holdings, Inc.
filed 2010-05-24
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

As of May 13, 2010 there were 8,914,921  shares of the issuer’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)
Current assets

Cash and cash equivalents	$590	$5,627
Prepaid Insurance	16,021	25,805

Total current assets	$16,611	$31,432

Liabilities and stockholders' deficiency
Current liabilities
Accounts payable and accrued liabilities	$835,231	$906,893
Accounts payable and accrued liabilities-related party	1,288,032	1,156,038
Line of credit	253,378	253,059
Accrued interest, net	261,430	327,078
Accrued interest- related party	485,870	483,836
Cash advance	290,400	310,400
Notes payable, net	987,046	987,046

Total current liabilities	4,401,387	4,424,350

Long term portion of notes payable	20,290	29,374
Long term portion of notes payable - due to related parties	1,004,745	1,003,563

Total liabilities	5,426,422	5,457,287

Commitments and contingencies	-	-

Stockholders' deficiency
Common stock, $0.0001 par value; 50,000,000 shares authorized;
8,914,921 shares issued and outstanding
at March 31, 2010 and December 31, 2009	890	890
Additional paid-in capital	16,688,729	15,671,385
Common stock subscribed	1,137	1,137
Deficit Accumulated during the Development Stage	(22,100,567)	(21,099,267)
Total stockholder's deficiency	(5,409,811)	(5,425,855)

	$16,611	$31,432

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
 (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
	For the Three	For the Three	Inception
	Months Ended	Months Ended	(January 12, 2005)
	March 31,	March 31,	to March 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses:
Selling, general and administrative expenses	263,611	321,741	14,302,680
Impairment of license agreement	-	-	1,701,936
Total operating expenses	263,611	321,741	16,004,616

Operating loss	(263,611)	(321,741)	(16,004,616)

Other expense:
Interest (income) expense, net	231,934	56,688	12,007,345
Cancellation of shares previously issued for license agreement	-	-	(842,514)
(Gain) loss on restructuring of debt	505,755	-	(5,068,880)
Total other (income) expense	(737,689)	(56,688)	(6,095,951)

Loss before taxes	(1,001,300)	(378,429)	(22,100,567)

Provision for taxes	-	-	-

Net loss	$ (1,001,300)	$(378,429)	$ (22,100,567)

Net loss per share - basic	$(0.11)	$(0.04)

Weighted average shares outstanding - basic	8,914,926	8,814,926

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
Sale of 707,200 shares of common stock and 707,200 warrants to purchase additional shares of common stock at a price of $2.50 per share for cash, net of costs of $359,729	-	-	-	707,200	71	1,408,200	-	-	1,408,271

Cancellation of shares issued for technology license	-	-	-	(279,788)	(28)	(842,486)	-	-	(842,514)

Value of options to purchase 2,250,000 shares of common stock at a price of $2,50 per shares issued to board member for extension of payment terms	-	-	-	-	-	2,811,962	-	-	2,811,962

Value of warrants to purchase 75,000 shares of common stock at $2,50 per share issued to a board member for services	-	-	-	-	-	93,733	-	-	93,733

Value of warrants to 70,180 shares of common stock at $1,78 per share issued to a board member for extension of credit terms	-	-	-	-	-	129,278	-	-	129,278

Value of vested portion of options issued to officer	-	-	-	-	-	54,848	-	-	54,848

Discount to notes payable due to beneficial conversion feature	-	-	-	-	-	1,019,208	-	-	1,019,208

Loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(5,989,872)	(5,989,872)

Balance as of December 31, 2008	-	$-	$-	8,814,921	$880	$15,592,797	$-	$(19,337,999)	$(3,744,322)

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity
40,845 shares to be issued for the exercise of 42,108 warrants to purchase shares of common stock	-	-	-	-	-	-	1,137	-	1,137

Issuance of shares for services at a price of $0.30 per share	-	-	-	50,000	5	14,995	-	-	15,000

Issuance of shares for services at a price of $0.44 per share	-	-	-	50,000	5	21,995	-	-	22,000

Value of vested portion of 100,000 options issued to consultant	-	-	-	-	-	41,598	-	-	41,598

Loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(1,761,268)	(1,761,268)

Balance as of December 31, 2009	-	$-	$-	8,914,921	$890	$15,671,385	$1,137	$(21,099,267)	$(5,425,855)

Discount to notes payable associated with beneficial conversion feature	-	-	-	-	-	895,100	-	-	895,100

Discount to accrued interest associated with beneficial conversion feature	-	-	-	-	-	111,845	-	-	111,845

Value of vested portion of 100,000 options issued to consultant	-	-	-	-	-	10,399	-	-	10,399

Loss for the three months ended March 31, 2010	-	-	-	-	-	-	-	(1,001,300)	(1,001,300)

Balance as of March 31, 2010	-	$-	$-	8,914,921	$890	$16,688,729	$1,137	$(22,100,567)	$(5,409,811)

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three	For the Three	Cumulative
	Months Ended	Months Ended	from Inception
	March 31,	March 31,	(January 12, 2005) to
	2010	2009	March 31, 2010

Cash flows from operating activities:
Net loss	$ (1,001,300)	$(378,429)	$ (22,100,567)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	10,399	10,401	4,095,507
Amortization of discount on notes payable	177,943	3,231	8,942,679
Amortization of discount on accrued interest	317	-	317
Impairment of technology licenses and equity securities	-	-	1,701,936
(Gain) or loss on restructuring of debt	505,755	-	(5,071,245)
Redemption of shares previously issued for license agreement	-	-	(842,513)
Net change in operating assets and liabilities:
Advances to related party	-	-	(10,000)
Prepaid insurance	9,784	-	(16,021)
Accounts payable and accrued liabilities, net	108,246	307,130	9,121,827

Net cash used in operating activities	(188,856)	(57,667)	(4,178,080)

Cash flows from investing activities:
Cash portion of investment in technology license	-	-	(6,000)

Net cash used in investing activities	-	-	(6,000)

Cash flows from financing activities:
Proceeds from cash advances	-	10,000	1,006,400
Principal payments on cash advances	-		(130,000)
Proceeds from notes payable	183,500		1,828,474
Proceeds from the exercise of warrants	-		1,137
Principal payments on debt	-		(512,993)
Stock sold for cash, net of costs	-		1,738,271
Proceeds from (repayments) to line of credit	319	(2,589)	253,381

Net cash provided by financing activities	183,819	7,411	4,184,670

Net increase (decrease) in cash and cash equivalents	(5,037)	(50,256)	590

Cash and cash equivalents at beginning of period	5,627	52,615	-

Cash and cash equivalents at end of period	$590	$2,359	$590

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$5,759	$3,051	$79,839

Taxes	$-	$-	$-

Discount to notes payable associated with beneficial conversion feature	$895,100	$3,238	$15,723,340

Discount to accrued interest associated with beneficial conversion feature	$111,845	$-	$111,845

Common stock issued for services	$-	$-	$354,875

Notes payable issued under restructure of debt	$-	$-	$7,284,998

Value of warrant issued as discount on debt	$-	$-	$331,510

Notes payable issued for accounts payable	$-	$-	$287,768

Common stock issued for technology license	$-	$-	$920,610

Common stock issued for the conversion of preferred stock	$-	$-	$355,000

Notes payable issued for services	$-	$-	$3,746,971

Impairment of technology licenses	$-	$-	$616,908

Value of warrants issued for debt	$-	$-	$12,747

Issuance of common stock for cash	$-	$-	$1,408,271

(Gain) loss from the restructuring of debt	$505,755	$-	$(5,071,238)

Value of vested portion of options issued for services	$-	$-	$2,908,409

Common stock issued for accounts payable	$-	$-	$30,000

Cash advance converted to note payable	$20,000	$-	$541,200

Capitalization of interest on debt	$-	$-	$33,751

Value of warrants and options issued for services	$-	$10,401	$2,905,694

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company had less than $1,000 in cash at March 31, 2010 and incurred losses from operations of $1,001,300 and $378,429 for the three months ended March 31, 2010 and 2009, respectively; and $22,100,567 from inception (January 15, 1997) through March 31, 2010 In addition, the Company’s current liabilities exceed its current assets by $4,384,776 as of March 31, 2010. These factors among others, including the Company’s weak cash position (i.e. less than $1,000 in cash as of March 31, 2010), as well as its delinquent status under certain key license agreements and other payment obligations,  indicate that the Company will be unable to continue as a going concern for a reasonable period of time absent the near-immediate infusion of substantial additional capital.

If operations and cash flows substantially improve, including through funds realized upon one or more  debt or equity financing transactions, management believes that the Company can meet its ongoing obligations and continue in business.  However, there remains a substantial risk that management’s actions will not result in the resolution of the Company’s liquidity problems or its eventual emergence as a profitable company.

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

Long-lived Assets

In accordance with ASC 360-10-15 (formerly referred to as SFAS No.  144),  long-lived  assets to be held and used are analyzed for impairment  whenever  events or changes in  circumstances  indicate that the  carrying  amount  of an asset  may not be  recoverable.  ASC 360-10-15 relates to assets that can be amortized and the life  determinable.  The Company evaluates  at each  balance  sheet date whether  events and  circumstances  have occurred  that  indicate  possible  impairment.  If there are  indications  of impairment, the Company uses future undiscounted cash flows of the related asset or asset  grouping over the remaining life in measuring  whether the assets are recoverable.  In the event such cash flows are not expected to be  sufficient to recover  the  recorded  asset  values,  the  assets  are  written  down to their estimated  fair value.  Long-lived  assets to be disposed of are reported at the lower of  carrying  amount or fair value of asset less the cost to sell.  During the three months ended March 31, 2010 and 2009, the Company recognized no impairment of long-lived assets.  From inception to March 31, 2010 an impairment of license agreement in the amount of $1,701,936 was recorded.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Net Income (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10-45 (Financial  Accounting Standard No. 128,  "Earnings Per Share" (SFAS 128)).  Net loss per common share is computed by dividing net loss by the weighted  average  number of shares of common stock and dilutive common stock equivalents  outstanding during the year.  Dilutive common stock  equivalents  consist of shares  issuable upon  conversion of  convertible notes and the exercise of the Company's  stock options and warrants  (calculated using the  treasury  stock  method).  During the three months ended March 31, 2010 and 2009, and from inception to March 31, 2010,  common stock equivalents  were not  considered  in the  calculation  of the weighted  average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

At March 31, 2010, the following convertible securities were not included  in fully-diluted loss per share because the result would have been anti-dilutive:  Options to purchase 2,350,000 shares at $2.50 per share; Warrants to purchase 70,180 shares at $1.78 per share, warrants to purchase 75,000 shares at $2.50 per share, and warrants to purchase 727,200 shares at $5.00 per share; debt convertible into 72,470,000 shares at $0.01 per share; debt convertible into 2,442,441 shares at $0.1781 per share, and debt convertible into 2,000,000 shares at $0.50 per share. Cash advance convertible into 17,040,000 shares at $0.01 per share.

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

Research and Development

The Company  accounts for research and development  costs in accordance with ASC 7.30-10-15 (formerly referred to as Statement  of  Financial  Accounting Standards  No. 2 ("SFAS 2"),  "Accounting  for Research and  Development  Costs"). Under ASC 730-10-15, all research and development  costs must be charged to expense as  incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and  development  costs are expensed  when the contracted  work has been performed or as milestone  results have been achieved. Company-sponsored research and  development  costs  related to both present and future  products  are expensed in the period  incurred.  There were no expenditures  on research and product  development for the three months ended March 31, 2010 and 2009, and from inception through March 31, 2010.

Concentrations of Credit Risk

Financial  instruments and related items, which potentially  subject the Company to  concentrations  of credit risk,  consist primarily of cash, cash equivalents and related party  receivables.  The Company  places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC  insurance  limit.

Comprehensive Income

ASC 220-10-15 (formerly referred to as Statement of Financial  Accounting  Standards No. 130 ("SFAS  130"),  "Reporting Comprehensive  Income,")  establishes  standards for reporting and  displaying of comprehensive  income,  its components and accumulated  balances.  Comprehensive income is defined to include all changes in equity except those  resulting  from investments by owners and distributions to owners. Among other disclosures, ASC 220-10-15 requires  that all items that are required to be  recognized  under  current accounting  standards as  components  of  comprehensive  income be reported in a financial  statement  that is  displayed  with  the  same  prominence  as  other financial  statements.  During the three months ended March 31, 2010 and 2009 there were no items  of other comprehensive income.

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

A summary of option activity under the Plan as of March 31, 2010, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,350,000	$2.50
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2010	2,350,000	$2.50
Vested at March 31, 2010	2,336,029	$2.50
Non-vested at March 31, 2010	13,971	$2.50

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2010 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.03 as of March 31, 2010, and the exercise price multiplied by the number of options outstanding. As of March 31, 2010, total unrecognized stock-based compensation expense related to stock options was $17,351. The total fair value of options vested during the three months March 31, 2010 and 2009 was $10,399.

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

Significant Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company’s interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2010 and December 31, 2009 were  $835,231  and $906,893, respectively, consisting of trade payables. Accounts payable and accrued liabilities – related parties at March 31, 2010 and December 31, 2009 of $1,288,032 and $1,156,038, respectively, consisting of accrued liabilities to directors  and senior management for services performed.

3. LINE OF CREDIT

The Company has bank loan and credit card agreements with various banks. The bank loan is jointly guaranteed by two of the Company’s shareholders.  The Company's Chief Executive Officer, Harris Lichtenstein, co-signs the credit card agreements  and remains jointly liable with the Company on all outstanding amounts due for these credit card liabilities. At March 31, 2010 and December 31, 2009, the Company had the following amounts due under its loan and credit agreements:

	March 31, 2010	December 31, 2009
Bank loan	$149,976	$149,976
Credit cards	103,402	103,083
Total	$253,378	$253,059

4. ACCRUED INTEREST

During the three months ended March 31, 2010, the Company entered into a debt restructuring agreement with a note holder.  Pursuant to the terms of this agreement, the accrued interest as of March 31, 2010 in the amount of $111,845  and principal balance of $521,200 are  now convertible into shares of the Company’s common stock at a price of $0.01 per share. This results in a beneficial conversion feature in the amount of $111,845 on the accrued interest, which is considered a discount to accrued interest.  This discount is amortized using the effective interest method and will be amortized over the remaining life of the note.  As of March 31, 2010, amortization expense was $317 and was charged to interest expense.

Notes payable and accrued interest at March 31, 2010 and December 31, 2009 are  summarized as follows:

	March 31,	December 31,
	2010	2009
Number of notes payable	26	16
Number of notes payable - related party	4	4

Principal amount - notes payable, net of discount	$1,007,336	$1,016,420
Principal amount - notes payable - related party, net of discount	$1,004,745	$1,003,563

Accrued interest, net of discount	$261,430	$327,076
Accrued interest - related party	$485,870	$483,835

Interest expense (net) consisted of the following for the three  months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
Accrued interest - notes payable	$46,208	$46,699
Accrued interest - notes payable – related party	2,036	1,216
Bank credit line	3,051	3,051
Amortization of discount on notes payable	177,943	3,238
Amortization of discount on accrued interest	317	-
Credit Cards	2,379	2,487
Interest (income)	-	(3)
Total interest	$231,934	$56,688

5. CASH ADVANCES

During the three months ended March 31, 2010, the Company received no new non-interest bearing, payable on demand, unsecured cash advances from  shareholders. All previous advances are demand obligations and bear no interest.

During the three months ended March 31, 2010, the Company converted $20,000 of cash advances into notes payable.

During the three months ended March 31, 2010, the Company entered into an agreement whereby $170,400 of the cash advances became convertible into shares of the Company’s common stock at a price of $0.01 per share.  This resulted in a beneficial conversion feature in the amount of $170,400, which was charged to operations during the three months ended March 31, 2010.

6. NOTES PAYABLE

During January 2010, the Company entered into a debt restructuring agreement, whereby the Company modified the conversion price of the convertible note in the amount of $521,200 from $0.18 per share to $0.01 per share.  Pursuant to the guidance ASC 470-50-40 (formerly referred to as EITF 96-19), this modification was treated as an extinguishment of debt.  This resulted in the acceleration of the remaining discount on the original note in the amount of $505,755, which was charged to operations during the three months ended March 31, 2010 as a loss on debt restructuring.  A beneficial conversion feature was calculated on the modified note, which resulted in a discount of $521,200.  This discount is being amortized via the effective interest method over the remaining term of the note.

The Company has convertible notes payable outstanding which contain a provision for contingent warrants that are potentially issuable.  Pursuant to the convertible notes agreements, these warrants are issuable if  the note holder elects to convert at least 25% of the principal amount of the note during the term of the note.  At March 31, 2010, there are contingent 5 year warrants issuable to purchase an aggregate of 43,000 shares  of the Company’s common stock at a price of $5.00 per share.

The following table lists the notes payable at March 31, 2010 and December 31, 2009:

Principal balance:
March 31, 2010	December 31, 2009

Convertible note payable to a related party in the amount of $2,000,000 dated June 14, 1994. On March 3, 2007, this note was replaced with a new note in the amount of $3,170,188, which included accrued interest in the amount of $959,089, a salary payable of $106,575, and a loss of $104,524.  On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $2,670,188 was forgiven by the note holder. The note signed on March 1, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  Interest in the amount of $0 was accrued on these  notes during the three  months ended March 31, 2010 and 2008, respectively.   Total accrued interest at March 31, 2010 and 2009 amounted to $222,521.
$500,000	$500,000

Convertible note payable to a related party in the amount of $1,170,356 dated May 15, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $1,342,127, which included accrued interest of $379,324, and a gain of $207,553. On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $842,127 was forgiven by the debt holder. The note dated March 1, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. Interest in the amount of $0 was accrued on these notes during the three  months ended March 31, 2010 and 2009, respectively.   Total accrued interest at March 31, 2010 and 2009 amounted to $94,206.
500,000	500,000

Convertible note payable to a related party in the amount of $25,000 dated March 10, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $30,211, which includes accrued interest of $4,938 and a loss of $272.  On March 31, 2008, this note was replaced with a new note in the amount of $33,232, which includes accrued interest of $3,021. The note bears interest at the rate of 10% per annum, and was due in full on February 28, 2013.  This note is convertible into common stock of the Company at a conversion price of $0.1781 per share. A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $819 was accrued on this note during the three months ended March 31, 2010 and 2009. Total accrued interest at March 31, 2010 and 2009 amounted to $6,928 and $3,605, respectively.
33,232	33,232

Convertible note payable to a related party in the amount of $37,000 dated February 26, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $44,848, which included accrued interest of $6,418, and loss of $1,430. On March 1, 2008, this note was replaced with a new note in the amount of $49,333, which includes accrued interest of $4,485.  The note bears interest at the rate of 10% per annum, and is due in full on February 1, 2013. This note is convertible into common stock of the Company at a conversion price of $1.78 per share. A beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $1,216 was accrued on this note during the three months ended March 31, 2010 and 2009. Total accrued interest at March 31, 2010 and 2009 amounted to $10,285 and $5,352, respectively.
49,333	49,333

Note payable in the amount of $8,110 dated December 31, 1997.  On March 3, 2007, this note was replaced with a new note in the amount of $19,442, which included accrued interest of $7,437, and loss of $3,895. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $479 was accrued on this note during the three months ended March 31, 2010 and 2009.   Total accrued interest at March 31, 2010 and 2009  amounted to $5,997 and $4,054, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note is currently past due and may be called by the payee at any time.
19,442	19,442

Principal balance:
March 31, 2010	December 31, 2009

Note payable in the amount of $11,932 dated December 31, 1999.  On March 3, 2007, this note was replaced with a new note in the amount of $23,641, which included accrued interest of $8,168, and a loss of $3,540. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $583 was accrued on this note during the three months ended March 31, 2010 and 2009.  Total accrued interest at March 31, 2010 and 2009  amounted to $7,293and $4,929 respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note is currently past due and may be called by the payee at any time.
23,641	23,641

Note payable in the amount of $33,860 dated December 31, 2000.  On March 3, 2007, this note was replaced with a new note in the amount of $60,971, which included accrued interest of $20,882, and a loss of $6,228. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $1,503 was accrued on this note during the three months ended March 31, 2010 and 2008. Total accrued interest at March 31, 2010 and 2009  amounted to $18,809 and $12,712, respectively.  During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note is currently past due and may be called by the payee at any time.
60,971	60,971

Note payable in the amount of $25,000 dated February 28, 2001. On March 3, 2007, this note was replaced with a new not in the amount of $44,355, which included accrued interest in the amount of $15,014, and a loss of $4,341. On March 1, 2008, this note was replaced with a new note in the amount of $127,305, which consolidated two other notes payable to this note holder in the amounts of $41,774, and $28,603, and accrued interest of $11,573.The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares  of common stock at a rate of $1.78 per share.  A beneficial conversion in the amount of $127,305 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.2%. Interest in the amount of $3,139 was accrued on this note during the three months ended March 31, 2010 and 2009. Total accrued interest at March 31, 2010 and 2009 amounted to $26,542 and $13,812, respectively.
127,305	127,305

Note payable in the amount of $16,750 dated June 1, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $45,224, which included accrued interest in the amount of $14,275, and a loss of $3,322. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2010.  Interest in the amount of $1,115 was accrued on this note during the three months ended March 31, 2010 and 2009. Total accrued interest at March 31, 2010 and 2009  amounted to $13,951 and $9,429, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note is currently past due and may be called by the payee at any time.
45,224	45,224

Note payable in the amount of $18,000 dated June 1, 2002.  On March 3, 2007, this note was replaced wit ha new note in the amount of $28,350, which included accrued interest in the amount of $8,551, and a loss of $1,798. On March 1, 2008, this  note was replaced with a new note in the amount of $31,185, which includes accrued interest in the amount of $2,835. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares  of common stock at a rate of $1.78 per shares.  A beneficial conversion feature in the amount of $31,285 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $769 was accrued on this note during the three months ended March 31, 2010 and 2009.  Total accrued interest at March 31, 2010 and 2009 amounted to $6,502 and $3,383, respectively.
31,185	31,185

	Principal balance:
	March 31, 2010	December 31, 2009
Note payable in the amount of $62,019 dated July 1, 2005. On January 1, 2007, this note was replaced with a new note in the amount of $94,334, which included accrued interest of $9,328, and a loss of 422,987. On March 1, 2008, this note was replaced with a new note in the amount of $88,132, which includes accrued interest in the amount of $2,221. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares  of common stock at a price of $1.78 per share.  A beneficial conversion feature was recorded in the amount of $91,149 on the note. Interest in the amount of $2,173 was accrued on this note during the three months ended March 31, 2010 and 2009. Total accrued interest at March 31, 2010 and 2009 amounted to $17,625 and $8,812, respectively.
	88,132	88,139

Note payable in the amount of $25,000 dated October 6, 2005. On March 3, 2007, this note was replaced with a new note in the amount of $28,603, which included interest in the amount of $3,500, and a loss of $103. On March 1, 2008, this note was consolidated into a new note in the amount of $29,025, and is due on February 28, 2013. Interest in the amount of $716 was accrued on this note during the three months ended March 31, 2010 and 2009. Total accrued interest at March 31, 2010 and 2009 amounted to $6,051 and $3,148, respectively.	29,025	29,025

Note payable in the amount of $69,806 dated March 3, 2007. On March 1, 2008, this note was replaced with a new note in the amount of $76,787, which included accrued interest in the amount of $6,981. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares (post shares) of common stock at a rate of $1.78 per share.  A beneficial conversion feature in the amount of $76,787 was recorded on the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $1,893 was accrued on this note during the three months ended March 31, 2010 and 2009.  Total accrued interest at March 31, 2010 and 2009 amounted to $15,950 and $8,272, respectively.
	76,787	76,787

Note payable in the amount of $550,000 dated June 24, 2008. The note bears interest at a rate of 10% per annum, and is due in full on June 24, 2010. This note becomes convertible into shares of common stock upon the closing of a qualified financing. Interest in the amount of $13,562 was accrued during the three months ended March 31, 2010 and 2009. Total accrued interest at March 31, 2010 and 2009 amounted to $97,192 and $42,192, respectively.	550,000	550,000

Convertible note payable in the amount of $521,200 dated March 1, 2008. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into common stock at a rate of $1.78 per share.  A beneficial conversion feature in the amount of $521,200 was recorded and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%.  During the three months ended March 31, 2010, the Company entered into a debt restructuring agreement, whereby the conversion rate for the note payable was reduced to $0.01 per share.  This restructuring agreement was accounted for as an extinguishment of debt, and the unamortized  balance of the discount of in the amount of $505,755 was charged to operations during the three months ended March 31, 2010.  A new discount representing the value of the beneficial conversion feature associated with the $0.01 conversion price was calculated in the amount of $521,200, and this amount was charged to additional paid-in capital.   Interest in the amount of $12,852 was accrued on this note during the three months ended March 31, 2010,  and 2009.   Total accrued interest at March 31, 2010 and 2009 amounted to $111,845 and $59,724, respectively.
	521,200	521,200

Note payable in the amount of $287,768 dated October 31, 2008. The note bears interest at a rate of 10% per annum, and was due in full on June 30, 2009. Interest in the amount of $7,096 was accrued on this note during the three months ended March 31, 2010 and 2009. Total accrued interest at March 31, 2010 and 2009 amounted to $40,682 and $11,905, respectively. This note is currently past due and may be called by the payee at any time.	287,768	287,768

Convertible note payable in the amount of $10,000 dated January 14, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 14, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $208 and $0 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. Total accrued interest at March 31, 2010 and 2009 amounted to $208 and $0, respectively.
	10,000	-

Principal balance:
March 31, 2010	December 31, 2009

Convertible note payable in the amount of $30,000 dated January 14, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 14, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $625 and $0 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. Total accrued interest at March 31, 2010 and 2009 amounted to $625 and $0, respectively.
30,000	-

Convertible note payable in the amount of $55,000 dated January 19, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 19, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $55,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $1,070 and $0 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. Total accrued interest at March 31, 2010 and 2009 amounted to $1,070 and $0, respectively.
55,000	-

Convertible note payable in the amount of $10,000 dated January 20, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 20, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $192 and $0 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. Total accrued interest at March 31, 2010 and 2009 amounted to $192 and $0, respectively.
10,000	-

Convertible note payable in the amount of $10,000 dated January 20, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 20, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $192 and $0 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. Total accrued interest at March 31, 2010 and 2009 amounted to $192 and $0, respectively.
10,000	-

Convertible note payable in the amount of $20,000 dated January 20, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 20, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $20,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $384 and $0 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. Total accrued interest at March 31, 2010 and 2009 amounted to $384 and $0, respectively.
20,000	-

Convertible note payable in the amount of $45,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $45,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $863 and $0 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. Total accrued interest at March 31, 2010 and 2009 amounted to $863 and $0, respectively.
45,000	-

Principal balance:
March 31, 2010	December 31, 2009

Convertible note payable in the amount of $3,500 dated March 26, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on March 26, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $3,500 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $5 and $0 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. Total accrued interest at March 31, 2010 and 2009 amounted to $5 and $0, respectively.
3,500	-

Convertible note payable in the amount of $10,000 dated January 1, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 1, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $244 and $0 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. Total accrued interest at March 31, 2010 and 2009 amounted to $244 and $0, respectively.
10,000	-

Convertible note payable in the amount of $10,000 dated January 1, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 1, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $244 and $0 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. Total accrued interest at March 31, 2010 and 2009 amounted to $244 and $0, respectively.
10,000	-

Total outstanding	$3,146,752	$2,943,252
Less discount on notes payable	(1,134,671)	(932,269)
Total – net of discounts	2,012,081	2,019,983
Less current portion – net of discounts	(987,046)	(987,046)
Long-term portion – net of discounts	$1,025,035	$1,032,937

Related Party	$1,004,745	$1,003,563
Related Party – current portion	-	-
Related Party – long term portion	$1,004,745	$1,003,563

Non-related party	$1,007,336	$1,016,420
Non-related party – current portion	987,046	987,046
Non-related party – long term portion	$20,290	$29,374

7. EQUITY

On July 8, 2008, the Company filed an amendment to the articles of incorporation to the State of Delaware amended the number of authorized shares from 300,000,000 to 50,000,000 and the par value from $0.01 to $0.0001. At March 31, 2010 and December 31, 2009, the Company had issued and outstanding 8,914,921 shares of common stock.  No shares of preferred stock are issued or outstanding.

Term Sheet for Debt Restructuring and Agreed Upon Restructuring

 As described in the Company’s Form 8-K filed on January 26, 2010, the Company entered into a Term Sheet (the “Term Sheet”) for Debt Financing and Agreed Upon Restructuring with Margie Chassman (“Chassman”), pursuant to which (i) up to $500,000 in convertible debt financing may take place at a conversion price of $0.01 per share (the “Convertible Debt Financing”), of which $208,500 has been funded to date, (ii) the conversion price related to approximately $800,000 in existing unsecured indebtedness to Chassman was fixed at $0.01 per share, (iii) Chassman agreed to a 2-year lock-up with respect to her convertible debt and underlying stock, subject to agreed upon quarterly leakage amounts, and (iv) management and certain angel investors received limited anti-dilution protection that will result in the issuance to management of such additional shares as are required to maintain management’s specified collective ownership interest through the next $3.5 million in net financing and the angel investors to maintain their specified collective ownership interest through the initial round of up to $500,000 in convertible debt financing.

The number of currently issued and outstanding shares of the Company’s stock stands at 8,914,921 as of March 31, 2010.  However, based on, among other things: (i) additional shares that will be issued to management and certain angel investors through the anti-dilution protection prescribed in the Term Sheet, (ii) the adjustment in the conversion price of certain previously issued notes, and (iii) the conversion price offered to investors in the Convertible Debt Financing, the number of additional shares of common stock of the Company that could be issued or has become issuable is greatly in excess of that number and, subject to an increase in authorized share capital to permit conversion, would substantially exceed the total number of authorized shares of Common Stock of the Company.  Although contractual prohibitions contained in the convertible notes themselves and in the Term Sheet would prevent the conversion of any debt or equity securities to the extent such conversion would result in an issuance of shares in an amount greater than the number of authorized shares of the Company, once the Company’s authorized share capital is increased, existing holders of common stock could experience substantial dilution if the Company’s convertible debt holders choose to convert their debt to equity.   Management plans, in due course, to seek appropriate shareholder authorization to increase the number of authorized shares of the Company to a number sufficient to accommodate conversion of all then-outstanding debt and equity securities.

Common Stock

For the three months ended March 31, 2010, there were no new issuances of common stock of the Company.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of March 31, 2010:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$1.78-2.50	145,180	5.67	$1.78-2.50	145,180	5.67
5.00	727,200	3.36	5.00	727,200	3.36
Total	872,380	3.74		872,380	3.74

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2009:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$1.78-2.50	145,180	5.92	$1.78-2.50	145,180	5.92
5.00	727,200	3.61	5.00	727,200	3.61
Total	872,380	3.99		872,380	3.99

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	872,380	$4.54
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2010	872,380	$4.54

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

Options

During the year ended December 31, 2008, the Company issued options to purchase 100,000 shares of common stock at a price per share of $2.50. These options were valued at an aggregate of $124,192, and vest at the following rate: 33,000 vested at the time of issuance, and the balance vest ratably over a 23 month period.  During the three months ended March 31, 2010, the Company charged to operations the fair value of the vested options, or $10,399.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of March 31, 2010:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	8.02	$2.50	2,319,283	8.02
Total	2,350,000	8.02		2,319,283	8.02

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2009:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	8.27	$2.50	2,285,791	8.27
Total	2,350,000	8.27		2,285,791	8.27

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	2,350,000	$2.50
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2010	2,350,000	$2.50
Exercisable at March 31, 2010	2,336,029	$2.50
Not exercisable at March 31, 2010	13,971	$2.50

8. RELATED PARTIES

Amounts due to related parties at March 31, 2010, consisted of the following:

Convertible Notes Payable to related parties

The Company has a note payable outstanding to its Chief Executive Officer, in the amount of $500,000 at March 31, 2010 and December 31, 2009. The note is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. During the three months ended March 31, 2010 and 2009, the Company accrued no interest on these notes.

The Company has a convertible note payable outstanding to Dennis Lichtenstein, a relative of the Chief Executive Officer, in the amount of $49,333 at March 31, 2010 and December 31, 2009. The note bears interest at a rate of 10% per annum. During the three months ended March 31, 2010 and 2009, the Company accrued interest in the amount of $1,216.   A beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%.  As of March 31, 2010 a discount in the amount of $46,498 remained on this note.

The Company has a note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount of $500,000 at March 31, 2010 and December 31, 2009. The note is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  During the three months ended March 31, 2010 and 2009, the Company accrued no interest on these notes.

The Company has a note payable outstanding to Jennie Fay Lichtenstein, a relative of the Chief Executive Officer, in the amount of $33,232 at March 31, 2010 and December 31, 2009. This note bears interest at a rate of 10% per annum. During the three months ended March 31, 2010 and 2009, the Company accrued interest in the amount of $819.   A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%.  As of March 31, 2010, a discount in the amount of $31,322 remained on this note.

Accounts Payable and Accrued Liabilities- related parties

The Company had a liability to  an officer for consulting fees payable in the amount of $450,000 at March 31, 2010, which was included in accounts payable and  accrued liabilities - related party.

Accrued Salaries-related parties

During the three months ended March 31, 2010, the Company has accrued the salary and payroll taxes payable to Harris Lichtenstein, the Company’s Chief Executive Officer.  Pursuant to his employment agreement with the Company, Dr. Lichtenstein is to be paid an annual salary of $245,000 and, as a result, the Company has accrued the amount of $61,250 for each quarter.  During the three months ended March 31, 2010, the Company made payments of $13,077 to the Officer. As of March 31, 2010, the Company has accrued a total of $285,673 in accrued salary. During the three months ended March 31, 2010, the Company made payments of payroll taxes in the amount of $1,326, as of March 31, 2010, the Company has a total of $29,299 in accrued payroll taxes.

During the three months ended March 31, 2010, the Company has accrued the salary and payroll taxes payable to Alex Krichevsky, an officer of the Company.  Pursuant to his employment agreement with the Company Mr. Krichevsky is to be paid an annual salary of $245,000 and, as a result, the Company has accrued the amount of $61,250 for each quarter.  During the three months ended March 31, 2010, the Company made payments of $13,077 to the Officer. As of March 31, 2010, the Company has accrued a total of $293,173 in accrued salary.  During the three months ended March 31, 2010, the Company made payments of payroll taxes in the amount of $1,326, as of March 31, 2010, the Company has a total of $29,299 in accrued payroll taxes.

During the three months ended March 31, 2010, the Company has accrued the consulting fees payable to Howard Becker, an officer of the Company.  Pursuant to the consulting agreement, Mr. Becker’s consulting firm, Becker Advisors, Ltd., is to be paid monthly fees of $8,600 for part-time service to the Company and, as a result, the Company has accrued the amount of $25,800 for each quarter.  In addition, under the consulting agreement, Becker Advisors is to be paid an hourly fee for all hours expended above a certain threshold amount. As of March 31, 2010, the Company has accrued a total of $197,000, which is shown in accounts payable-related party on the Company's balance sheet.

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

As of March 31, 2010, the Company has paid $102,500, of which $10,000 payments were made during the period ended March 31, 2010,  in licensing fees under this agreement and has accrued the past due amount of $30,000.

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

$52,500 due on or before May 1, 2009

$75,000 due on or before May 1, 2010

$60,000 due on May 1 each year thereafter

During the fourth quarter 2009, Columbia and the Company agreed to a further amendment to the Columbia License Agreement, pursuant to which the $52,500 license maintenance fee due on May 1, 2009 was split into two equal payments of $26,250, the first of which continued to be due on May 1, 2009, and the second of which was extended to August 1, 2009.    The Company has not made the required payments of  $26,250 that were due, respectively, on May 1, 2009 and August 1, 2009, nor has it received a formal extension from Columbia with respect thereto.  The Company has paid an additional $17,500 toward the May 1 payment and continues to engage in informal discussions with Columbia in an attempt to achieve a consensual payment arrangement to resolve its past due obligations under the Columbia License Agreement.  Although no agreement has been reached with Columbia regarding these delinquent obligations, Columbia has not, as of the date of this report, declared a default under the Columbia License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the Columbia License Agreement could be terminated.   Should such a declaration of default be issued, there is no assurance that the Company would have sufficient wherewithal to cure the default within the prescribed cure period or to otherwise stave off the termination of the Columbia License Agreement

 IGR License Agreement

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

As of March 31, 2010, the Company has accrued $73,347, and has paid total licensing fees of $91,653, $25,000 of which was paid during the three months ended March 31, 2010.

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

The Company has provided formal notice to OSU that it disputes OSU’s characterization in the Notice that the Company’s non-payment of scheduled fees and interest constitutes a breach of the OSU License Agreement.  On October 9, 2009, OSU advised the Company that it did not believe that the issues raised by the Company constituted a valid dispute that would call into play the tolling provisions of Section 11.5 and stated its view that it was considering the OSU License Agreement as terminated.   While not waiving its right to assert that the License Agreement was terminated, OSU also demanded a bond from the Company in the amount of $450,371.79 under Section 11.5 of the OSU License Agreement pending the resolution of the dispute.  Thereafter, the Company advised OSU of its position that, based on the nature of its claims against OSU, the provisions in the OSU License Agreement that purport to require a bond were not enforceable and that no bond was required.  The Company further informed OSU that, in its view, if it were determined subsequently that a bond was required, the amount of any such bond would be substantially less than that demanded by OSU.  As of the date of this report, no formal action has been taken by either OSU or the Company regarding the bond or the underlying dispute.

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

As of March 31, 2010, the Company has paid $110,000 in licensing fees under this agreement, plus an additional $200,000 in related payments under separate gift agreements with OSU.  The Company has accrued unpaid license fees in the amount of $163,738, which obligations are noted as being disputed.

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

10. SUBSEQUENT EVENTS

As of the date of this interim financial report, there have been no subsequent events that warrant disclosure by the Company.

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

Three Months Ended March 31, 2010 and March 31, 2009

Revenue

As a development stage pharmaceutical company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.

Costs and Expenses

Our selling, general and administrative expenses decreased approximately 18% to $263,611  in the three months ended March 31, 2010, from $321,741 for the same period in 2009.  For the three months ended March 31, 2010, selling, general, and administrative expenses consisted  primarily of payroll and employee benefits of $134,979; consulting fees of $72,800; financing fees of $23,000; non cash compensation of $10,399; insurance expense of $10,225; legal and accounting fees of $6,938;  and office rent expense of $2,313.    The decrease in the selling, general and administrative expenses was the result of a reduction in legal fees, due to the completion of the reverse merger and the financings in the prior period, and to a reduction in non-cash compensation during the current period.

Interest Expense

Interest expense increased approximately 309% to $231,934 in the three months ended March 31, 2010, from $56,688 for the same period in 2009. The primary reason for this increase was the acceleration of a portion of the amortization of the discount which resulted from the amending of a note payable during the three months ended March 31, 2010.

Loss on Restructuring of Debt

During the three months ended March 31, 2010, the Company had a loss on the extinguishment of debt in the amount of $505,755, there is no such activity in the comparable period.  This loss is the result of the acceleration of the amortization of the discount on a convertible note payable pursuant to the modification to the terms of the note payable (see Note 6).

Net Loss

For the reasons stated above, our net loss for the three months ending March 31, 2010 was $1,001,300, compared to a net loss for the three months ending March 31, 2009 of $378,429.  For the period since inception January 15, 1997 through March 31, 2010, our accumulated net loss is $22,100,567.

Liquidity and Capital Resources

Net cash  used in operating activities was $188,856 for the three months ended March 31, 2010, compared to net cash used in operating activities of $57,667 for the same period in 2009. This increase was the result of the restructuring of debt during the three months ended March 31, 2010, and there was no comparable activity during the three months ended March 31, 2009. From inception through March 31, 2010, cash  used in operating activities was $4,178,080.

Net cash provided by financing activities was $183,819 for the three months ended March 31, 2010, compared  to $7,411  for  the same period in 2009.   The primary reason for the increase is during the three months ended March 31  2010, the Company issued convertible notes payable in the aggregate amount of $183,500, and there was no comparable activity during the three months ended March 31, 2009. From inception through March 31, 2010, we have generated $4,184,670 in cash from financing activities.  We have financed our operations primarily through loans from shareholders and investors in our bridge financings and private placement equity offerings.

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

A summary of option activity under the Plan as of March 31, 2010, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,350,000	$2.50
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2010	2,350,000	$2.50
Vested at March 31, 2010	2,336,029	$2.50
Non-vested at March 31, 2010	13,971	$2.50

There was no aggregate intrinsic value of options outstanding and exercisable at March 31, 2010. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.03 as of March 31, 2010, and the exercise price multiplied by the number of options outstanding. As of March 31, 2010, total unrecognized stock-based compensation expense related to stock options was $17,351. The total fair value of options vested during the three months March 31, 2010 and 2009 was $10,399.

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

Income Taxes.  As of March 31, 2010, we had aggregate unused net operating loss carryforwards of approximately $8,050,000.  These carryforwards may be used to reduce future tax liabilities and expire at various dates through 2027.  Our use of current net operating loss carryforwards may be substantially limited as a result of the change in ownership related to the Merger and the Offering.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Dr. Harris Lichtenstein, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2010.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act was complete.

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

(c)  Changes in Internal Control over Financial Reporting

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

The auditor’s report on our financial statements for the year ended December 31, 2009 expresses an opinion that substantial doubt exists as to whether Omnimmune can continue to meet its ongoing obligations and remain in business.  Because Omnimmune has been issued an opinion by its auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors, and we may not survive.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development and commercialization of our products.  We may seek additional funds through private placements of equity or the incurrence of additional debt.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We require additional financing, and an inability to raise the necessary capital or to do so on acceptable terms would jeopardize our ability to stay in business.

As of March 31, 2010, we had a cash of $509, and less than $1,000 of the date of this report.  The Company has been unable to meet certain of its ongoing obligations, including payments due to senior management, employees, consultants, employees, attorneys, noteholders, licensors and other creditors.   Absent immediate additional infusions of capital, the Company does not have sufficient liquidity to meet its ongoing obligations on a timely basis, and must resort to consensual extensions and hope that creditors will refrain from pursuing default remedies with respect to delinquent obligations of the Company.  The limited amount of cash on hand jeopardizes the Company’s ability to fund operations and satisfy its ongoing obligations in a timely manner, including to the licensors of its core technologies. In addition, if we are unable in the near future to raise sufficient capital to fund storage costs related to the Company’s cell-lines, sequences and other samples and materials being held in frozen storage for future testing and to actually pursue the testing of those materials so as to advance the development of the technologies being licensed from third parties, there is a substantial risk that we will not be given access to the stored materials or that, through the passage of time, the stored samples will degrade or otherwise lose their value to the Company.

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

We are or soon may be past due under certain of our material license agreements and other agreement and notes with respect to our payment obligations.  There is no assurance that we will receive extensions of these obligations or that we will not default under these agreements in the future; any such defaults could materially and adversely affect our business.

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

Furthermore, and as described above in Note 7, “Equity,” and as more fully described n the Company’s Form 8-K filed on January 26, 2010, the Company entered into a Term Sheet (the “Term Sheet”) for Debt Financing and Agreed Upon Restructuring with Margie Chassman (“Chassman”), pursuant to which (i) up to $500,000 in convertible debt financing may take place at a conversion price of $0.01 per share (the “Convertible Debt Financing”), of which $208,500 has been funded to date, (ii) the conversion price related to approximately $800,000 in existing unsecured indebtedness to Chassman was fixed at $0.01 per share, (iii) Chassman agreed to a 2-year lock-up with respect to her convertible debt and underlying stock, subject to agreed upon quarterly leakage amounts, and (iv) management and certain angel investors received limited anti-dilution protection that will result in the issuance to management of such additional shares as are required to maintain management’s specified collective ownership interest through the next $3.5 million in net financing and the angel investors to maintain their specified collective ownership interest through the initial round of up to $500,000 in convertible debt financing.

The number of currently issued and outstanding shares of the Company’s stock stands at 8,914,921 as of March 31, 2010.  However, based on, among other things: (i) additional shares that will be issued to management and certain angel investors through the anti-dilution protection prescribed in the Term Sheet, (ii) the adjustment in the conversion price of certain previously issued notes, and (iii) the conversion price offered to investors in the Convertible Debt Financing, the number of additional shares of common stock of the Company that could be issued or has become issuable is greatly in excess of that number and, subject to an increase in authorized share capital to permit conversion, would substantially exceed the total number of authorized shares of Common Stock of the Company.  Although contractual prohibitions contained in the convertible notes themselves and in the Term Sheet would prevent the conversion of any debt or equity securities to the extent such conversion would result in an issuance of shares in an amount greater than the number of authorized shares of the Company, once the Company’s authorized share capital is increased, existing holders of common stock could experience substantial dilution if the Company’s convertible debt holders choose to convert their debt to equity.   Management plans, in due course, to seek appropriate shareholder authorization to increase the number of authorized shares of the Company to a number sufficient to accommodate conversion of all then-outstanding debt and equity securities.  This would not only result in a substantial increase in the number of shares of common stock issued, thereby diluting existing shareholders significantly, it could also result in a significant adverse impact on the company’s share price.

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

Additional Risk Factors are set forth in the Company’s most recent filing under Form 10-K dated May 17, 2010, covering the calendar year ended December 31, 2009.

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

OMNIMMUNE HOLDINGS, INC.

Dated: May 24, 2010	/s/ HARRIS A. LICHTENSTEIN
Harris A. Lichtenstein
Chief Executive Officer