Form 10-Q
period 2010-06-30
Omnimmune Holdings, Inc.
filed 2010-09-22
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of August 1, 2010 there were 8,914,921  shares of the issuer’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current assets

Cash and cash equivalents	$87,784	$5,627
Prepaid insurance	6,674	25,805

Total current assets	$94,458	$31,432

Liabilities and stockholders' deficiency
Current liabilities
Accounts payable and accrued liabilities	$694,257	$906,893
Accounts payable and accrued liabilities-related party	1,447,624	1,156,038
Lines of credit	249,649	253,059
Accrued interest, net	317,570	327,078
Accrued interest- related party	487,929	483,836
Cash advance	301,400	310,400
Notes payable, net	987,046	987,046

Total current liabilities	4,485,475	4,424,350

Long term portion of notes payable	29,757	29,374
Long term portion of notes payable - due to related parties	1,006,246	1,003,563

Total liabilities	5,521,478	5,457,287

Commitments and contingencies	-	-

Stockholders' deficiency
Common stock, $0.0001 par value; 50,000,000 shares authorized;
8,914,921 shares issued and outstanding
at June 30, 2010 and December 31, 2009	890	890
Additional paid-in capital	16,699,128	15,671,385
Common stock subscribed	1,137	1,137
Deficit Accumulated during the Development Stage	(22,128,175)	(21,099,267)
Total stockholder's deficiency	(5,427,020)	(5,425,855)
	$94,458	$31,432

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
 (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	For the Three	For the Three	For the Six	For the Six	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	(January 12, 2005)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Sales, general and administrative expenses	449,607	400,166	713,218	721,907	14,752,287
Impairment of license agreement	-	-	-	-	1,701,936
Total operating expenses	449,607	400,166	713,218	721,907	16,454,223

Operating loss	(449,607)	(400,166)	(713,218)	(721,907)	(16,454,223)

Other (income) and expense:
Interest expense, net	75,073	58,818	307,007	115,506	12,082,418
Cancellation of shares previously issued for license agreement	-	-	-	-	(842,514)
(Gain) on termination of license agreement	(497,072)		(497,072)		(497,072)
(Gain) loss on restructuring of debt	-	-	505,755	-	(5,068,880)
Total other (income) expense	(421,999)	58,818	(315,690)	(115,506)	(5,673,952)

Loss before income taxes	(27,608)	(458,984)	(1,028,908)	(837,413)	(22,128,175)

Provision for income taxes	-	-	-	-	-

Net loss	$(27,608)	$(458,984)	$(1,028,908)	$(837,413)	$ (22,128,175)

Net loss per share – basic and diluted	$(0.00)	$(0.05)	$(0.12)	$(0.09)

Weighted average shares outstanding – basic and diluted	8,914,926	8,814,926	8,914,926	8,814,926

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 (Continued)

Preferred Stock			Common Stock
Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity

Discount to notes payable associated with beneficial conversion feature	-	-	-	-	-	895,100	-	-	895,100

Discount to accrued interest associated with beneficial conversion feature	-	-	-	-	-	111,845	-	-	111,845

Value of vested portion of 100,000 options issued to consultant	-	-	-	-	-	10,399	-	-	10,399

Loss for the three months ended March 31, 2010	-	-	-	-	-	-	-	(1,001,300)	(1,001,300)

Balance as of March 31, 2010 (unaudited)	-	$-	$-	8,914,921	$890	$16,688,729	$1,137	$(22,100,567)	$(5,409,811)

Value of vested portion of 100,000 options issued to consultant	-	-	-	-	-	10,399	-	-	10,399

Income for the three months ended June 30, 2010	-	-	-	-	-	-	-	(27,608)	(27,608)

Balance as of June 30, 2010 (unaudited)	-	$-	$-	8,914,921	$890	$16,699,128	$1,137	$(22,128,175)	$(5,427,020)

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six	Cumulative
	Months Ended	Months Ended	from Inception
	June 30,	June 30,	(January 12, 2005) to
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss	$(1,028,908)	$(837,413)	$(22,128,175)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	20,798	20,800	4,105,906
Amortization of discount on notes payable	188,911	8,034	8,953,647
Amortization of discount on accrued interest	651	-	651
Impairment of technology licenses and equity securities	-	-	1,701,936
(Gain) or loss on restructuring of debt	505,755	-	(5,071,245)
Gain on termination of license agreement	(497,072)	-	(497,072)
Redemption of shares previously issued for license agreement	-	-	(842,513)
Net change in operating assets and liabilities:
Advances to related party	-	-	(10,000)
Prepaid insurance	19,131	(1,039)	(6,674)
Accounts payable and accrued liabilities, net	371,801	663,292	9,385,382

Net cash used in operating activities	(418,933)	(146,326)	(4,098,157)

Cash flows from investing activities:
Cash received from settlement of technology license agreement	310,000	-	310,000
Cash portion of investment in technology license	-	-	(6,000)

Net cash provided by investing activities	310,000	-	304,000

Cash flows from financing activities:
Proceeds from cash advances	11,000	100,000	1,017,400
Principal payments on cash advances	-	-	(130,000)
Proceeds from notes payable	183,500	-	1,828,474
Proceeds from the exercise of warrants	-	1,137	1,137
Principal payments on debt	-	(5,085)	(512,993)
Stock sold for cash, net of costs	-	-	1,738,271
Proceeds from (repayments) to lines of credit	(3,410)	-	249,652

Net cash provided by financing activities	191,090	96,052	4,191,941

Net increase (decrease) in cash and cash equivalents	82,157	(50,274)	87,784

Cash and cash equivalents at beginning of period	5,627	52,615	-

Cash and cash equivalents at end of period	$87,784	$2,341	$87,784

See notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$8,958	$4,975	$83,038

Taxes	$-	$-	$-

Discount to notes payable associated with beneficial conversion feature	$895,100	$8,034	$15,786,340

Discount to accrued interest associated with beneficial conversion feature	$111,845	$-	$111,845

Common stock issued for services	$-	$-	$354,875

Notes payable issued under restructure of debt	$-	$-	$7,284,998

Value of warrant issued as discount on debt	$-	$-	$331,510

Notes payable issued for accounts payable	$-	$-	$287,768

Common stock issued for technology license	$-	$-	$920,610

Common stock issued for the conversion of preferred stock	$-	$-	$355,000

Notes payable issued for services	$-	$-	$3,746,971

Impairment of technology licenses	$-	$-	$616,908

Value of warrants issued for debt	$-	$-	$12,747

Issuance of common stock for cash	$-	$-	$1,408,271

(Gain) loss from the restructuring of debt	$505,755	$-	$(5,071,238)

Value of vested portion of options issued for services	$-	$-	$2,908,409

Common stock issued for accounts payable	$-	$-	$30,000

Cash advance converted to note payable	$20,000	$-	$541,200

Capitalization of interest on debt	$-	$-	$33,751

Value of warrants and options issued for services	$-	$20,800	$2,905,694

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

The Company’s operating subsidiary, Omnimmune Corp., is currently a development stage company under the provisions of Financial Accounting Standards Board “FASB” Accounting Standard Codification “ASC” 915-10-15. The Company, whose principal business is to act as a holding company for Omnimmune Corp., is also a development-stage company. The accounts of the Company also include those of its wholly owned subsidiary, InVitro Technologies, Inc., an inactive company.

Merger with Roughneck Supplies, Inc.

The predecessor of the Company was originally incorporated on February 22, 2007, in the State of Nevada as Roughneck Supplies, Inc. (“Roughneck”). On August 6, 2008, Roughneck merged with and into Omnimmune Holdings, Inc. On August 7, 2008, Omnimmune Corp., a privately held Texas corporation incorporated on January 15, 1997 merged with and into Omnimmune Acquisition Corp., a Delaware corporation, and a wholly-owned subsidiary of the Company formed for the purpose of the merger.  As a result, (i)  Omnimmune Corp became  a  wholly-owned subsidiary of the Company, (ii) the shareholders of Omnimmune Corp. became the majority stockholders of the Company and the shareholders prior to the merger were reduced to a minority ownership, (iii) the historical management of Roughneck resigned, and the management of Omnimmune Corp. became the management of the Company, (iv) the business of Omnimmune Corp. became the business of Omnimmune and the former business of Roughneck was eliminated, and (v) the historical financial statements of Omnimmune Corp. became the historical financial statements of the Company. Therefore, as a consequence of the two mergers, one on August 6, 2008 and one on August 7, 2008, Omnimmune (formerly Roughneck) went from being a public corporation domiciled in Nevada formerly in the business of marketing and retailing oil and gas drilling supply products with little or no continuing operations and a fiscal year end of May 31, to being a public company domiciled in Delaware in the biotechnology business in the development stage with a fiscal year end of December 31.  These transactions are described in detail in the Company’s Form 8-K filed with the SEC on August 12, 2008, as amended on August 21, 2008, August 27, 2008 and September 5, 2008, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $27,608 and $458,984 for the three months ended June 30, 2010 and 2009, respectively; $1,028,908  and $837,413  for the six months ended June 30, 2010 and 2009, respectively; and $22,128,175 from inception (January 15, 1997) through June 30, 2010 In addition, the Company’s current liabilities exceed its current assets by $4,391,017 as of June 30, 2010. These factors among others, including the Company’s weak cash position (approximately $87,000 at June 30, 2010), its delinquencies with significant creditors, as well the difficulties that the Company has had, and continues to have, remaining current with its key licensees,  indicate that the Company will be unable to continue as a going concern for a reasonable period of time absent the near-immediate infusion of substantial additional capital.

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

Long-lived Assets

In accordance with ASC 360-10-15, long-lived  assets to be held and used are analyzed for impairment  whenever  events or changes in  circumstances  indicate that the  carrying  amount  of an asset  may not be  recoverable.  ASC 360-10-15 relates to assets that can be amortized and the life  determinable.  The Company evaluates  at each  balance  sheet date whether  events and  circumstances  have occurred  that  indicate  possible  impairment.  If there are  indications  of impairment, the Company uses future undiscounted cash flows of the related asset or asset  grouping over the remaining life in measuring  whether the assets are recoverable.  In the event such cash flows are not expected to be  sufficient to recover  the  recorded  asset  values,  the  assets  are  written  down to their estimated  fair value.  Long-lived  assets to be disposed of are reported at the lower of  carrying  amount or fair value of asset less the cost to sell.  During the three and six months ended June 30, 2010 and 2009, the Company recognized no impairment of long-lived assets.  From inception to June 30, 2010 an impairment of license agreement in the amount of $1,701,936 was recorded.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Net Income (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10-45 (Financial  Accounting Standard No. 128,  "Earnings Per Share" (SFAS 128)).  Net loss per common share is computed by dividing net loss by the weighted  average  number of shares of common stock and dilutive common stock equivalents  outstanding during the year.  Dilutive common stock  equivalents  consist of shares  issuable upon  conversion of  convertible notes and the exercise of the Company's  stock options and warrants  (calculated using the  treasury  stock  method).  During the three and six months ended June 30, 2010 and 2009, and from inception to June 30, 2010,  common stock equivalents  were not  considered  in the  calculation  of the weighted  average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

For the three and six months ended June 30, 2010, the following convertible securities have not been included in fully –diluted loss per share because the result would have been anti-dilutive: Options to purchase 2,350,000 shares at $2.50 per share; warrants to purchase 8,422 shares at $0.10 per share, warrants to purchase 70,180 shares at $1.78 per share, warrants to purchase 75,000 at $2.50 per share, and warrants to purchase 727,200 shares at $5.00 per share; debt convertible into 72,470,000 at $0.10 per share; cash advances convertible into 17,040,000 at $0.10 per share; debt convertible into 2,442,241  shares at $0.18 per share, and debt convertible into 2,000,000 shares at $0.50 per share.

For the three and six months ended June 30, 2009, the following convertible securities were not included  in fully-diluted loss per share because the result would have been anti-dilutive:  Options to purchase 2,350,000 shares at $2.50 per share; warrants to purchase 8,422 shares at $0.10 per share, warrants to purchase 70,180 shares at $1.78 per share, warrants to purchase 75,000 at $2.50 per share, and warrants to purchase 727,200 shares at $5.00 per share; debt convertible into 5,368,886  shares at $0.18 per share, and debt convertible into 2,000,000 shares at $0.50 per share.

Revenue Recognition

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

Research and Development

The Company  accounts for research and development  costs in accordance with ASC 7.30-10-15. Under ASC 730-10-15, all research and development  costs must be charged to expense as  incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and  development  costs are expensed  when the contracted  work has been performed or as milestone  results have been achieved. Company-sponsored research and  development  costs  related to both present and future  products  are expensed in the period  incurred.  There were no expenditures  on research and product  development for the three and six months ended June 30, 2010 and 2009, and from inception through June 30, 2010.

Concentrations of Credit Risk

Financial  instruments and related items, which potentially  subject the Company to  concentrations  of credit risk,  consist primarily of cash, cash equivalents and related party  receivables.  The Company  places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC  insurance  limit.

Comprehensive Income

ASC 220-10-15 establishes  standards for reporting and  displaying of comprehensive  income,  its components and accumulated  balances.  Comprehensive income is defined to include all changes in equity except those  resulting  from investments by owners and distributions to owners. Among other disclosures, ASC 220-10-15 requires  that all items that are required to be  recognized  under  current accounting  standards as  components  of  comprehensive  income be reported in a financial  statement  that is  displayed  with  the  same  prominence  as  other financial  statements.  During the three and six months ended June 30, 2010 and 2009 there were no items  of other comprehensive income.

Stock Based Compensation

Effective January 1, 2006, the Company adopted ASC 718-10 which superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method) utilizing the modified prospective approach. Prior to the adoption of ASC 718-10 we accounted for stock option grant in accordance with ASC 718-10 and accordingly, recognized compensation expense for stock option grants.

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

A summary of option activity under the Plan as of June 30, 2010, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,350,000	$2.50
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2010	2,350,000	$2.50
Vested at June 30, 2010	2,344,402	$2.50
Non-vested at June 30, 2010	5,598	$2.50

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2010 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.10 as of June 30, 2010, and the exercise price multiplied by the number of options outstanding. As of June 30, 2010, total unrecognized stock-based compensation expense related to stock options was $6,952. The total fair value of options vested during the three and six months June 30, 2010 and 2009 was $10,399 and $20,797, respectively.

Income Taxes

The Company has implemented the provisions of ASC 740-10-05. ASC 740-10-05 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Significant Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2010 and December 31, 2009 were  $694,257  and $906,893, respectively, consisting of trade payables. Accounts payable and accrued liabilities – related parties at June 30, 2010 and December 31, 2009 of $1,447,624 and $1,156,038, respectively, consisting of accrued liabilities to directors  and senior management for services performed.

3. LINES OF CREDIT

The Company has bank loan and credit card agreements with various banks. The bank loan is jointly guaranteed by two of the Company’s shareholders.  The Company's Chief Executive Officer, Harris Lichtenstein, co-signs the credit card agreements  and remains jointly liable with the Company on all outstanding amounts due for these credit card liabilities. At June 30, 2010 and December 31, 2009, the Company had the following amounts due under its loan and credit agreements:

	June 30, 2010	December 31, 2009
Bank loan	$149,976	$149,976
Credit cards	99,673	103,083
Total	$249,649	$253,059

4. ACCRUED INTEREST

During the six months ended June 30, 2010, the Company entered into a debt restructuring agreement with a note holder.  Pursuant to the terms of this agreement, the accrued interest as of March 31, 2010 in the amount of $111,845  and principal balance of $521,200 became convertible into shares of the Company’s common stock at a price of $0.01 per share. This results in a beneficial conversion feature in the amount of $111,845 on the accrued interest, which is considered a discount to accrued interest.  This discount is amortized using the effective interest method and will be amortized over the remaining life of the note.  For the three and six months ended June 30, 2010, amortization expense was $651 and $968 and was charged to interest expense, respectively.

Notes payable and accrued interest at June 30, 2010 and December 31, 2009 are  summarized as follows:

	June 30,	December 31,
	2010	2009
Number of notes payable	26	16
Number of notes payable - related party	4	4

Principal amount - notes payable, net of discount	$1,016,803	$1,016,420
Principal amount - notes payable - related party, net of discount	$1,006,246	$1,003,563

Accrued interest, net of discount	$317,570	$327,076
Accrued interest - related party	$487,929	$483,836

Interest expense (net) consisted of the following for the three  and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Accrued interest - notes payable	$55,489	$47,218	$101,368	$93,914
Accrued interest - notes payable – related party	2,058	1,230	4,094	2,446
Bank credit line	3,085	3,085	6,136	6,136
Amortization of discount on notes payable	10,968	4,796	188,911	8,034
Amortization of discount on accrued interest	651	-	968	-
Credit Cards	2,493	2,489	4,872	4,976
Insurance interest	329	-	658	-
Total interest	$75,073	$58,818	$307,007	$115,506

5. CASH ADVANCES

During the three and six months ended June 30, 2010, the Company received $10,000 new non-interest bearing, payable on demand, unsecured cash advances from  shareholders. All previous advances are demand obligations and bear no interest.

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

6. NOTES PAYABLE

During January 2010, the Company entered into a debt restructuring agreement with a principal noteholder, whereby the Company modified the conversion price of such holder’s outstanding convertible note in the principal amount of $521,200 from a previous conversion price of $0.18 per share to a reduced conversion price of $0.01 per share.  Pursuant to the guidance ASC 470-50-40, this modification was treated as an extinguishment of debt.  This resulted in the acceleration of the remaining discount on the original note in the amount of $505,755, which was charged to operations during the three months ended March 31, 2010 as a loss on debt restructuring.  A beneficial conversion feature was calculated on the modified note, which resulted in a discount of $521,200.  This discount is being amortized via the effective interest method over the remaining term of the note.

The Company has convertible notes payable outstanding which contain a provision for contingent warrants that are potentially issuable.  Pursuant to the convertible notes agreements, these warrants are issuable if  the note holder elects to convert at least 25% of the principal amount of the note during the term of the note.  At June 30, 2010, there are contingent 5 year warrants issuable to purchase an aggregate of 43,000 shares  of the Company’s common stock at a price of $5.00 per share.

The following table lists the notes payable at June 30, 2010 and December 31, 2009:

Principal balance:
June 30, 2010	December 31, 2009

Convertible note payable to a related party in the amount of $2,000,000 dated June 14, 1994. On March 3, 2007, this note was replaced with a new note in the amount of $3,170,188, which included accrued interest in the amount of $959,089, a salary payable of $106,575, and a loss of $104,524.  On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $2,670,188 was forgiven by the note holder. The note signed on March 1, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  Interest in the amount of $0 was accrued on these  notes during the three  months ended June 30, 2010 and 2008, respectively.    Interest in the amount of $0 was accrued on these  notes during the six  months ended June 30, 2010 and 2008, respectively.   Total accrued interest at June 30, 2010 and 2009 amounted to $222,521.
$500,000	$500,000

Convertible note payable to a related party in the amount of $1,170,356 dated May 15, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $1,342,127, which included accrued interest of $379,324, and a gain of $207,553. On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $842,127 was forgiven by the debt holder. The note dated March 1, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. Interest in the amount of $0 was accrued on these notes during the three  months ended June 30, 2010 and 2009, respectively.   Interest in the amount of $0 was accrued on these notes during the six  months ended June 30, 2010 and 2009, respectively.   Total accrued interest at June 30, 2010 and 2009 amounted to $94,206.
500,000	500,000

Convertible note payable to a related party in the amount of $25,000 dated March 10, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $30,211, which includes accrued interest of $4,938 and a loss of $272.  On March 31, 2008, this note was replaced with a new note in the amount of $33,232, which includes accrued interest of $3,021. The note bears interest at the rate of 10% per annum, and was due in full on February 28, 2013.  This note is convertible into common stock of the Company at a conversion price of $0.1781 per share. A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $829  was accrued on this note during the three months ended June 30, 2010 and 2009. Interest in the amount of $1,648 was accrued on this note during the six months ended June 30, 2010 and 2009. Total accrued interest at June 30, 2010 and 2009 amounted to $7,757 and $4,434, respectively.
33,232	33,232

Convertible note payable to a related party in the amount of $37,000 dated February 26, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $44,848, which included accrued interest of $6,418, and loss of $1,430. On March 1, 2008, this note was replaced with a new note in the amount of $49,333, which includes accrued interest of $4,485.  The note bears interest at the rate of 10% per annum, and is due in full on February 1, 2013. This note is convertible into common stock of the Company at a conversion price of $1.78 per share. A beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $1,230  was accrued on this note during the three months ended June 30, 2010 and 2009. Interest in the amount of $2,446 was accrued on this note during the six months ended June 30, 2010 and 2009. Total accrued interest at June 30, 2010 and 2009 amounted to $11,515 and $6,582, respectively.
49,333	49,333

Note payable in the amount of $8,110 dated December 31, 1997.  On March 3, 2007, this note was replaced with a new note in the amount of $19,442, which included accrued interest of $7,437, and loss of $3,895. The note bears interest at the rate of 10% per annum, and became due in full and payable on February 28, 2010.  Interest in the amount of $485  was accrued on this note during the three months ended June 30, 2010 and 2009.   Interest in the amount of $964 was accrued on this note during the six months ended June 30, 2010 and 2009.   Total accrued interest at June 30, 2010 and 2009  amounted to $6,482 and $4,538, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note is currently past due and may be called by the payee at any time.
19,442	19,442

Principal balance:
June 30, 2010	December 31, 2009

Note payable in the amount of $11,932 dated December 31, 1999.  On March 3, 2007, this note was replaced with a new note in the amount of $23,641, which included accrued interest of $8,168, and a loss of $3,540. The note bears interest at the rate of 10% per annum, and became due in full and payable on February 28, 2010.  Interest in the amount of $589  was accrued on this note during the three months ended June 30, 2010 and 2009.  Interest in the amount of $1,172 was accrued on this note during the three months ended June 30, 2010 and 2009.  Total accrued interest at June 30, 2010 and 2009  amounted to $7,882 and $5,518 respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note is currently past due and may be called by the payee at any time.
23,641	23,641

Note payable in the amount of $33,860 dated December 31, 2000.  On March 3, 2007, this note was replaced with a new note in the amount of $60,971, which included accrued interest of $20,882, and a loss of $6,228. The note bears interest at the rate of 10% per annum, and became due in full and payable on February 28, 2010.  Interest in the amount of $1,520   was accrued on this note during the three months ended June 30, 2010 and 2008. Interest in the amount of $3,023 was accrued on this note during the six months ended June 30, 2010 and 2008. Total accrued interest at June 30, 2010 and 2009  amounted to $20,329 and $14,232, respectively.  During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note is currently past due and may be called by the payee at any time.
60,971	60,971

Note payable in the amount of $25,000 dated February 28, 2001. On March 3, 2007, this note was replaced with a new not in the amount of $44,355, which included accrued interest in the amount of $15,014, and a loss of $4,341. On March 1, 2008, this note was replaced with a new note in the amount of $127,305, which consolidated two other notes payable to this note holder in the amounts of $41,774, and $28,603, and accrued interest of $11,573.The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares  of common stock at a rate of $1.78 per share.  A beneficial conversion in the amount of $127,305 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.2%. Interest in the amount of $3,174  was accrued on this note during the three months ended June 30, 2010 and 2009. Interest in the amount of $6,313 was accrued on this note during the six months ended June 30, 2010 and 2009. Total accrued interest at June 30, 2010 and 2009 amounted to $29,716 and $16,986, respectively.
127,305	127,305

Note payable in the amount of $16,750 dated June 1, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $45,224, which included accrued interest in the amount of $14,275, and a loss of $3,322. The note bears interest at the rate of 10% per annum, and became due in full and payable on February 28, 2010.  Interest in the amount of $1,128  was accrued on this note during the three months ended June 30, 2010 and 2009. Interest in the amount of $2,243 was accrued on this note during the six months ended June 30, 2010 and 2009. Total accrued interest at June 30, 2010 and 2009  amounted to $15,079 and $10,556, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note is currently past due and may be called by the payee at any time.
45,224	45,224

Note payable in the amount of $18,000 dated June 1, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $28,350, which included accrued interest in the amount of $8,551, and a loss of $1,798. On March 1, 2008, this  note was replaced with a new note in the amount of $31,185, which includes accrued interest in the amount of $2,835. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares  of common stock at a rate of $1.78 per shares.  A beneficial conversion feature in the amount of $31,285 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $777  was accrued on this note during the three months ended June 30, 2010 and 2009.  Interest in the amount of $1,546 was accrued on this note during the six months ended June 30, 2010 and 2009.  Total accrued interest at June 30, 2010 and 2009 amounted to $7,279 and $4,161, respectively.
31,185	31,185

	Principal balance:
	June 30, 2010	December 31, 2009
Note payable in the amount of $62,019 dated July 1, 2005. On January 1, 2007, this note was replaced with a new note in the amount of $94,334, which included accrued interest of $9,328, and a loss of 422,987. On March 1, 2008, this note was replaced with a new note in the amount of $88,132, which includes accrued interest in the amount of $2,221. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares  of common stock at a price of $1.78 per share.  A beneficial conversion feature was recorded in the amount of $91,149 on the note. Interest in the amount of $2,197  was accrued on this note during the three months ended June 30, 2010 and 2009. Interest in the amount of $4,370 was accrued on this note during the six months ended June 30, 2010 and 2009. Total accrued interest at June 30 2010 and 2009 amounted to $19,822 and $11,009, respectively.
	88,139	88,139

Note payable in the amount of $25,000 dated October 6, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $28,603, which included interest in the amount of $3,500, and a loss of $103. On March 1, 2008, this note was consolidated into a new note in the amount of $29,025, and is due on February 28, 2013. Interest in the amount of $723 was accrued on this note during the three months ended June 30, 2010 and 2009. Interest in the amount of $1,439 was accrued on this note during the six months ended June 30, 2010 and 2009. Total accrued interest at June 30, 2010 and 2009 amounted to $6,774 and $3,872, respectively.
	29,025	29,025

Note payable in the amount of $69,806 dated March 3, 2007. On March 1, 2008, this note was replaced with a new note in the amount of $76,787, which included accrued interest in the amount of $6,981. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares (post shares) of common stock at a rate of $1.78 per share.  A beneficial conversion feature in the amount of $76,787 was recorded on the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $1,914 93 was accrued on this note during the three months ended June 30, 2010 and 2009.  Interest in the amount of $3,808 was accrued on this note during the six months ended June 30, 2010 and 2009. Total accrued interest at June 30, 2010 and 2009 amounted to $17,864 and $10,186, respectively.
	76,787	76,787

Note payable  in the amount of $550,000 dated June 24, 2008.  The note bears interest at a rate of 10% per annum, and became due in full and payable on June 24, 2010.  This note becomes convertible into shares  of common stock upon the closing of a qualified financing.  Interest in the amount of $13,712  was accrued during the three months ended June 30, 2010 and 2009.  Interest in the amount of $27,274 was accrued during the six months ended June 30, 2010 and 2009.  Total accrued interest at June 30, 2010 and 2009 amounted to $110,904 and $55,904, respectively. This note is currently past due and may be called by the payee at any time.
	550,000	550,000

Convertible note payable in the amount of $521,200 dated March 1, 2008. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013. This note was originally convertible into common stock at a rate of $1.78 per share.  A beneficial conversion feature in the amount of $521,200 was recorded and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%.  During the three months ended March 31, 2010, the Company entered into a debt restructuring agreement, whereby the conversion rate for the note payable was reduced to $0.01 per share.  This restructuring agreement was accounted for as an extinguishment of debt, and the unamortized  balance of the discount of in the amount of $505,755 was charged to operations during the three months ended March 31, 2010.  A new discount representing the value of the beneficial conversion feature associated with the $0.01 conversion price was calculated in the amount of $521,200, and this amount was charged to additional paid-in capital.   Interest in the amount of $12,994  was accrued on this note during the three months ended June 30, 2010,  and 2009.   Interest in the amount of $25,846 was accrued on this note during the six months ended June 30, 2010,  and 2009.   Total accrued interest at June 30, 2010 and 2009 amounted to $124,839 and $72,719, respectively.
	521,200	521,200

Note payable in the amount of $287,768 dated October 31, 2008. The note bears interest at a rate of 10% per annum, and was due in full on June 30, 2009. Interest in the amount of $7,174 was accrued on this note during the three months ended June 30, 2010 and 2009. Interest in the amount of $14,270 was accrued on this note during the six months ended June 30, 2010 and 2009. Total accrued interest at June 30, 2010 and 2009 amounted to $47,856 and $19,079, respectively. This note is currently past due and may be called by the payee at any time.	287,768	287,768

Convertible note payable in the amount of $10,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $249 and $0 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $458 and $0 was accrued on this note during the six months ended June 30, 2010 and 2009, respectively. Total accrued interest at June 30, 2010 and 2009 amounted to $457 and $0, respectively.
	10,000	-

Principal balance:
June 30, 2010	December 31, 2009

Convertible note payable in the amount of $30,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $748 and $0 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $1,373 and $0 was accrued on this note during the six months ended June 30, 2010 and 2009, respectively. Total accrued interest at June 30, 2010 and 2009 amounted to $1,373 and $0, respectively.
30,000	-

Convertible note payable in the amount of $55,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $55,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $1,371 and $0 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $2,441 and $0 was accrued on this note during the six months ended June 30, 2010 and 2009, respectively. Total accrued interest at June 30, 2010 and 2009 amounted to $2,441 and $0, respectively.
55,000	-

Convertible note payable in the amount of $10,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $249 and $0 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $441 and $0 was accrued on this note during the six months ended June 30, 2010 and 2009, respectively. Total accrued interest at June 30, 2010 and 2009 amounted to $441 and $0, respectively.
10,000	-

Convertible note payable in the amount of $10,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $249 and $0 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $441 and $0 was accrued on this note during the six months ended June 30, 2010 and 2009, respectively. Total accrued interest at June 30, 2010 and 2009 amounted to $441 and $0, respectively.
10,000	-

Convertible note payable in the amount of $20,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $20,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $499 and $0 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $883 and $0 was accrued on this note during the six months ended June 30, 2010 and 2009, respectively. Total accrued interest at June 30, 2010 and 2009 amounted to $883 and $0, respectively.
20,000	-

Convertible note payable in the amount of $5,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $96 and $0 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $221 and $0 was accrued on this note during the six months ended June 30, 2010 and 2009, respectively. Total accrued interest at June 30, 2010 and 2009 amounted to $221 and $0, respectively.
5,000	-

Convertible note payable in the amount of $25,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $479 and $0 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $1,103 and $0 was accrued on this note during the six months ended June 30, 2010 and 2009, respectively. Total accrued interest at June 30, 2010 and 2009 amounted to $1,103 and $0, respectively.
25,000

Principal balance:
June 30, 2010	December 31, 2009

Convertible note payable in the amount of $15,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $15,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $288 and $0 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $66662 and $0 was accrued on this note during the six months ended June 30, 2010 and 2009, respectively. Total accrued interest at June 30, 2010 and 2009 amounted to $662 and $0, respectively.
15,000

Convertible note payable in the amount of $3,500 dated March 26, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on March 26, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $3,500 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $87 and $0 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $92 and $0 was accrued on this note during the six months ended June 30, 2010 and 2009, respectively Total accrued interest at June 30, 2010 and 2009 amounted to $92 and $0, respectively.
3,500	-

Convertible note payable in the amount of $10,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $249 and $0 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $493 and $0 was accrued on this note during the six months ended June 30, 2010 and 2009, respectively. Total accrued interest at June 30, 2010 and 2009 amounted to $493 and $0, respectively.
10,000	-

Convertible note payable in the amount of $10,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $249 and $0 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $493 and $0 was accrued on this note during the six months ended June 30, 2010 and 2009, respectively. Total accrued interest at June 30, 2010 and 2009 amounted to $493 and $0, respectively.
10,000	-

Total outstanding	$3,146,752	$2,943,252
Less discount on notes payable	1,123,703	932,269
Total – net of discounts	2,023,049	2,010,983
Less current portion – net of discounts	(987,046)	(987,046)
Long-term portion – net of discounts	$1,036,003	$1,023,937

Related Party	$1,006,246	$1,003,563
Related Party – current portion	-	-
Related Party – long term portion	$1,006,246	$1,003,563

Non-related party	$1,016,803	$1,016,420
Non-related party – current portion	987,046	987,046
Non-related party – long term portion	$29,757	$29,374

7. EQUITY

On July 8, 2008, the Company filed an amendment to the articles of incorporation to the State of Delaware amended the number of authorized shares from 300,000,000 to 50,000,000 and the par value from $0.01 to $0.0001. At June 30, 2010 and December 31, 2009, the Company had issued and outstanding 8,914,921 shares of common stock.  No shares of preferred stock are issued or outstanding.

Term Sheet for Debt Restructuring and Agreed Upon Restructuring

As described in the Company’s Form 8-K filed on January 26, 2010, the Company entered into a Term Sheet (the “Term Sheet”) for Debt Financing and Agreed Upon Restructuring with Margie Chassman (“Chassman”), pursuant to which (i) a total of $203,500 in convertible debt financing was raised by the Company at a conversion price of $0.01 per share (the “Convertible Debt Financing"), (ii) the conversion price related to approximately $800,000 in existing unsecured indebtedness to Chassman was fixed at $0.01 per share, (iii) Chassman agreed to a 2-year lock-up with respect to her convertible debt and underlying stock, subject to agreed upon quarterly leakage amounts, and (iv) management and certain angel investors received limited anti-dilution protection that will result in the issuance to management of such additional shares as are required to maintain management’s specified collective ownership interest through the next $3.5 million in net financing and the angel investors to maintain their specified collective ownership interest through the initial round of up to $500,000 in convertible debt financing.

The number of currently issued and outstanding shares of the Company’s stock stands at 8,914,921 as of June 30, 2010.  However, based on, among other things: (i) additional shares that will be issued to management and certain angel investors through the anti-dilution protection prescribed in the Term Sheet, (ii) the adjustment in the conversion price of certain previously issued notes, and (iii) the conversion price offered to investors in the Convertible Debt Financing, the number of additional shares of common stock of the Company that could be issued or has become issuable is greatly in excess of that number and, subject to an increase in authorized share capital to permit conversion, would substantially exceed the total number of authorized shares of Common Stock of the Company.

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

Common Stock

For the six months ended June 30, 2010, there were no new issuances of common stock of the Company.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of June 30, 2010:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$1.78-2.50	145,180	5.42	$1.78-2.50	145,180	5.42
5.00	727,200	3.11	5.00	727,200	3.11
Total	872,380	3.50		872,380	3.50

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2009:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$1.78-2.50	145,180	5.42	$1.78-2.50	145,180	5.42
5.00	727,200	3.11	5.00	727,200	3.11
Total	872,380	3.50		872,380	3.50

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	872,380	$4.54
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2010	872,380	$4.54

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

Options

During the year ended December 31, 2008, the Company issued options to purchase 100,000 shares of common stock at a price per share of $2.50. These options were valued at an aggregate of $124,192, and vest at the following rate: 33,000 vested at the time of issuance, and the balance vest ratably over a 23 month period.  During the three and six months ended June 30, 2010, the Company charged to operations the fair value of the vested options, or $10,399 and $20,797, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of June 30, 2010:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	7.77	$2.50	2,344,402	7.77
Total	2,350,000	7.77		2,344,402	7.77

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2009:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	7.77	$2.50	2,285,791	7.77
Total	2,350,000	7.77		2,285,791	7.77

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	2,350,000	$2.50
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2010	2,350,000	$2.50
Exercisable at June 30, 2010	2,344,402	$2.50
Not exercisable at June 30, 2010	5,598	$2.50

See also Note 9 regarding contingent warrants.

8. RELATED PARTIES

Amounts due to related parties at June 30, 2010, consisted of the following:

Convertible Notes Payable to related parties

The Company has a note payable outstanding to its Chief Executive Officer, in the amount of $500,000 at June 30, 2010 and December 31, 2009. The note is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. During the three and six months ended June 30, 2010 and 2009, the Company accrued no interest on these notes.

The Company has a convertible note payable outstanding to Dennis Lichtenstein, a relative of the Chief Executive Officer, in the amount of $49,333 at June 30, 2010 and December 31, 2009. The note bears interest at a rate of 10% per annum. During the three months ended June 30, 2010 and 2009, the Company accrued interest in the amount of $1,230.   During the six months ended June 30, 2010 and 2009, the Company accrued interest in the amount of $2,446.   A beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%.  As of June 30, 2010 a discount in the amount of $45,601 remained on this note.

The Company has a note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount of $500,000 at June 30, 2010 and December 31, 2009. The note is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  During the three and six months ended June 30, 2010 and 2009, the Company accrued no interest on these notes.

The Company has a note payable outstanding to Jennie Fay Lichtenstein, a relative of the Chief Executive Officer, in the amount of $33,232 at June 30, 2010 and December 31, 2009. This note bears interest at a rate of 10% per annum. During the three months ended June 30, 2010 and 2009, the Company accrued interest in the amount of $829.   During the six months ended March 31, 2010 and 2009, the Company accrued interest in the amount of $1,648.   A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%.  As of June 30, 2010, a discount in the amount of $30,718 remained on this note.

Accounts Payable and Accrued Liabilities- related parties

The Company had a liability to a director for consulting fees payable in the amount of $504,000 at June 30, 2010, which was included in accounts payable and  accrued liabilities - related party.

Accrued Salaries-related parties

During the six months ended June 30, 2010, the Company has accrued the salary and payroll taxes payable to Harris Lichtenstein, the Company’s Chief Executive Officer.  Pursuant to his employment agreement with the Company, Dr. Lichtenstein is to be paid an annual salary of $245,000 and, as a result, the Company has accrued the amount of $61,250 for each quarter.  During the six months ended June 30, 2010, the Company made payments of $35,178 to the Officer. As of June 30, 2010, the Company has accrued a total of $324,822 in accrued salary. During the six months ended June 30, 2010, the Company made payments of payroll taxes in the amount of $2,326, as of June 30, 2010, the Company has a total of $34,424 in accrued payroll taxes.

During the six months ended June 30, 2010, the Company has accrued the salary and payroll taxes payable to Alex Krichevsky, an officer of the Company.  Pursuant to his employment agreement with the Company Mr. Krichevsky is to be paid an annual salary of $245,000 and, as a result, the Company has accrued the amount of $61,250 for each quarter.  During the six months ended June 30, 2010, the Company made payments of $45,542 to the Officer. As of June 30, 2010, the Company has accrued a total of $321,958 in accrued salary.  During the six months ended June 30, 2010, the Company made payments of payroll taxes in the amount of $3,972, as of June 30, 2010, the Company has a total of $32,778 in accrued payroll taxes.

During the six months ended June 30, 2010, the Company has accrued the consulting fees payable to Becker Advisors, Ltd., a consultant to the Company.  Howard Becker, an officer of the Company, is the principal of Becker Advisors, Ltd.  Pursuant to the consulting agreement, Becker Advisors, Ltd. is to be paid monthly fees of $8,600 for part-time service to the Company and, as a result, the Company has accrued the amount of $25,800 for each quarter.  In addition, under the consulting agreement, Becker Advisors is to be paid an hourly fee for all hours expended above a certain threshold amount. During the six months ended June 30, 2010, the Company has made payments in the amount of $20,000. As of June 30, 2010, the Company has an accrual in the amount of $217,800, which is shown in accounts payable-related party on the Company's balance sheet.

There are no agreements or understandings between the Company and the aforementioned executives regarding the payment of the above salaries, taxes and consulting fees, all of which are currently past due. As of the date of this report,  none of these executives has taken any action or steps in furtherance of the formal collection of these past due amounts.

9. COMMITMENTS AND CONTINGENCIES

Lease of office space

The Company leases office space in Houston, Texas under a month to month lease calling for annual rent of $8,400.

ASRI License Agreement

The Company entered into a license agreement (the “ASRI License Agreement”) with Allegheny-Singer Research Institute (“ASRI”) on February 3, 1999, as amended. The two parties agreed to an amended and restated agreement which became effective February 1, 2005. ASRI granted the Company rights to develop, manufacture, sell, rent or lease Licensed Products in the Field (each as defined in the ASRI License Agreement). The Company agreed to pay royalties of 1-2% of net sales of all products covered in the agreement. The ASRI License Agreement gives the Company the right to sublicense to third parties. The Company agreed to pay ASRI between 5-20% of the sublicense income depending on the nature of the sublicense.  In addition, prior to the period covered by this Report, the Company has issued, and there remains outstanding, a total of 261,261 (post-split) shares of common stock which were transferred to ASRI under the ASRI License Agreement.

The Company and ASRI agreed to further amend the ASRI License Agreement which amendment became effective February 1, 2007. As part of the amendment, ASRI granted the Company an extension on the first payment of licensing fees from the original due date of February 1, 2007 to May 1, 2007.

The Company and ASRI agreed to further amend the license agreement, which amendment became effective June 30, 2008. ASRI granted the Company an extension of the second payment of licensing fees from the original due date of February 1, 2008 to June 30, 2008.     Thereafter, ASRI agreed to further extend from February 1, 2009 to August 1, 2009, the license fee of $50,000.  An additional license milestone payment of $50,000 became due on February 1, 2010.

As of the date of this Report, the Company has not yet paid a total of $45,000 of the $50,000 that was due on February 1, 2010, which amount is now past due, but has made all other required payments under the ASRI License Agreement.  Although no agreement has been reached with ASRI regarding the delinquent obligation,  ASRI has not, as of the date of this report, declared a default under the ASRI License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the ASRI License Agreement could be terminated. Should such a declaration of default be issued, there is no assurance that the Company would have sufficient wherewithal to cure the default within the prescribed cure period or to otherwise stave off the termination of the ASRI License Agreement.

During the six months ended June 30, 2010, the Company has made payments in the amount of $55,000 in licensing fees under this agreement and has a remaining, past due balance of $45,000 still outstanding.

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

Based on previous agreements between Columbia and the Company, pursuant to which the Company’s schedule of license fee payments was amended, the Company has now made all required payments under the Columbia License Agreement with the exception of the May 2010 annual license payment of $75,000, which remains unpaid.  Although no agreement has been reached with Columbia regarding this delinquent obligation, Columbia has not, as of the date of this report, declared a default under the Columbia License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the Columbia License Agreement could be terminated.   Should such a declaration of default be issued, there is no assurance that the Company would have sufficient wherewithal to cure the default within the prescribed cure period or to otherwise stave off the termination of the Columbia License Agreement.

During the six months ended June 30, 2010, the Company has made payments in the amount of $37,500 in licensing fees under this agreement and has accrued license fees in the amount of $75,000.

 IGR License Agreement

The Company entered into a licensing agreement with Institut Gustave Roussy (IGR) that was effective November 1, 2007 (the “IGR License Agreement”). IGR granted the Company rights to use the Licensed Patents, Licensed Material and Licensed Information (each as defined in the IGR License Agreement). The Company agreed to pay a one time license fee of €125,000, of which €25,000 was payable on the effective date, €50,000 was payable one year from effective date and €50,000 became due two years from effective date. In addition, the Company agreed to pay license maintenance fees according to the schedule below:

€10,000 during the fiscal year ending December 31, 2008

€20,000 during the fiscal year ending December 31, 2009

€35,000 during the fiscal year ending December 31, 2010

€50,000 on or before November 1, 2011 and €50,000 every year thereafter

Based on agreed upon modifications to the IGR License Agreement, as of January 1, 2010, the Company owed to IGR a total of  €91,634.  Based on payments of USD $65,000 (i.e., approximately €48,507)  made by the Company during the six months ended June 30, 2010,  the total current amount owed to IGR as of June 30, 2010 under the IGR License Agreement  is approximately € 43,000.   Although no agreement has been reached with IGR regarding this delinquent obligation, IGR has not, as of the date of this report, declared a default under the IGR License Agreement, after which we would have a contractual period in which to make such payment and cure the default before the IGR License Agreement could be terminated. Should such a declaration of default be issued, there is no assurance that the Company would have sufficient wherewithal to cure the default within the prescribed cure period or to otherwise stave off the termination of the IGR License Agreement.

During the six months ended June 30, 2010, the Company has made payments in the amount of $65,000 in licensing fees under this agreement and has accrued past due license fees in the amount of approximately €43,000 (i.e., USD $64,334).

Termination of Ohio State Licensing Agreement

The Company previously entered into a licensing agreement (the “OSU License Agreement”) with Ohio State University (OSU) that was effective April 18, 2008, pursuant to which  OSU granted the Company rights to use the Licensed Patents, Licensed Material and Licensed Information (each as defined in the OSU License Agreement). During the course of the OSU License Agreement, the Company made license and related gift payments to OSU totaling $310,000.

 As described in detail in the Company’s Form 8-K filed with the SEC on August 24, 2009, on August 17, 2009, OSU issued a formal notice (the “Notice”) to the Company of its alleged default under the OSU License Agreement based on the Company’s non-payment of certain license fees.   The Company has previously acknowledged that certain license fees called for under the OSU License Agreement have not been paid.  However, as reported by the Company in the aforementioned 8-K, the Company has disputed OSU’s characterization that it had breached the OSU License Agreement and was prepared to vigorously fight OSU’s license termination efforts.

As described in detail in the Company’s Form 8-K filed with the SEC on June 24, 2010, during the period covered by this Report, Omnimmune and OSU entered into a Termination Agreement effective as of May 21, 2010, pursuant to which the OSU License Agreement was consensually terminated. As part of that Termination Agreement, OSU repaid to Omnimmune all monies paid under the OSU License Agreement and related gift agreements, and both parties were granted general releases of all claims arising under the OSU License Agreement.

The technology that was the subject of the OSU License Agreement relates exclusively to the Company’s vaccine technology and has no direct connection to the Company’s diagnostic, prognostic and therapeutic technologies that are under license from academic institutions other than OSU.  The termination of the OSU License will have no effect on the Company’s portfolio of diagnostic, prognostic and monoclonal, anti-body-based immunotherapy technologies, which will be the Company’s primary focus going forward.

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

10. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 30, 2010 and through the date these consolidated financial statements were issued to assess the need for potential recognition or disclosure in this report and there have been no subsequent events that warrant disclosures by the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Omnimmune Holdings, Inc. (“Omnimmune” or the “Company”) is the holding company of Omnimmune Corp., a development-stage biotechnology company integrating complementary cancer therapeutic, diagnostic and prognostic technologies.  Our mission is to provide a comprehensive and personalized approach to the clinical management of cancer through improved diagnostic, prognostic and therapeutic interventions.  Omnimmune has acquired licensed rights to breakthrough diagnostic, prognostic and platform monoclonal antibody therapeutic technologies.

Omnimmune intends to play a leading role in the development of personalized cancer treatment with the selection of prophylactic and therapeutic vaccines (active immunization), monoclonal antibodies (passive immunization) and genomic-based products, which target a hormone called human chorionic gonadotropin (“hCG”).  Appropriate patient-specific passive immunotherapies will be based upon a patient’s own sequences of hCGß (human chorionic gonadotropin beta subunit), and its gene products (mRNA).  HCGß and its genes have been detected in a majority of cancers studied to date, and is a well validated, ubiquitous, and prototypical  tumor associated antigen (marker).  On this basis, hCGß has enormous potential as a target for the diagnosis and treatment of cancer patients.  The application of appropriate patient-specific immunotherapy will be based upon the genomic expression and translation of a patient’s own subunit marker(s), as determined by Omnimmune’s combined immuno-genomic cancer diagnostic and prognostic systems.  An immuno-genomic companion diagnostic trial is being planned by Omnimmune, and is expected to take place during the 2011 calendar year, subject to the Company obtaining sufficient financing.  Omnimmune expects that the results of that trial will be a prelude to the development of a widely applicable diagnostic system for the diagnosis, prognosis and determination of recurrence of many types of cancer.  Omnimmune plans to conduct a Phase I trial with its lead candidate anti-hCGb monoclonal antibodies based upon the results of the diagnostic trial.

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

Three Months Ended June 30, 2010 and June 30, 2009

Revenue

As a development stage pharmaceutical company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.

Costs and Expenses

Our selling, general and administrative expenses increased approximately 12% to $449,607  in the three months ended June 30, 2010, from $400,166 for the same period in 2009.  For the three months ended June 30, 2010, selling, general, and administrative expenses consisted  primarily of payroll and employee benefits of $134,752; licensing fees of $125,000; consulting fees of $68,970; non cash compensation of $10,399; insurance expense of $9,721; legal and accounting fees of $51,505;  and office rent expense of $2,313. The increase of approximately $49,500 in 2010 resulted from license fees becoming due during the period.

Interest Expense

Interest expense increased approximately 28% to $75,073 in the three months ended June 30, 2010, from $58,818 for the same period in 2009. The primary reason for this increase was the acceleration of a portion of the amortization of the discount which resulted from the amending of a note payable during the three months ended June 30, 2010.

Gain on Termination of License Agreement

During the three months ended June 30, 2010, the Company had a gain on the termination of a license agreement in the amount of $497,072.  There was no similar activity in the comparable prior period.

Net Loss

For the reasons stated above, our net  loss for the three months ending June 30, 2010 was $27,608, compared to a net loss for the three months ending June 30, 2009 of $458,984.  For the period since inception January 15, 1997 through June 30, 2010, our accumulated net loss is $22,128,175.

Six Months Ended June 30, 2010 and June 30, 2009

Revenue

As a development stage pharmaceutical company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.

Costs and Expenses

Our selling, general and administrative expenses decreased approximately 1% to $713,218  in the six months ended June 30, 2010, from $721,907 for the same period in 2009.  For the six months ended June 30, 2010, selling, general, and administrative expenses consisted  primarily of payroll and employee benefits of $269,731; consulting fees of $141,370; license fees of $125,000; legal and accounting fees of $58,443;  financing fees of $23,000; non cash compensation of $20,798; insurance expense of $19,946; and office rent expense of $4,626.

Interest Expense

Interest expense increased approximately 166% to $307,007 in the six months ended June 30, 2010, from $115,506 for the same period in 2009. The primary reason for this increase was the acceleration of a portion of the amortization of the discount which resulted from the amending of a note payable during the three months ended March 31, 2010.

Gain on Termination of License Agreement

During the six months ended June 30, 2010, the Company had a gain on the termination of a license agreement in the amount of $497,072.  There was no similar activity in the comparable prior period.

Loss on Restructuring of Debt

During the six months ended June 30, 2010, the Company had a loss on the extinguishment of debt in the amount of $505,755; there is no such activity in the comparable period.  This loss is the result of the acceleration of the amortization of the discount on a convertible note payable pursuant to the modification to the terms of the note payable.

Net Loss

For the reasons stated above, our net loss for the six months ending June 30, 2010 was $1,028,908, compared to a net loss for the six months ending June 31, 2009 of $837,413.  For the period since inception January 15, 1997 through June 30, 2010, our accumulated net loss is $22,128,175.

Liquidity and Capital Resources

Net cash  used in operating activities was $418,933  for the six months ended June 30, 2010, compared to net cash used in operating activities of $146,326 for the same period in 2009. This increase was primarily the result of the restructuring of debt during the six months ended June 30, 2010, and there was no comparable activity during the six months ended June 30, 2009.  The increased cash flow was also directly attributable to the monies repaid to the Company by OSU as a result of the consensual termination of the OSU License Agreement.   From inception through June 30, 2010, cash  used in operating activities was $4,098,157.

Net cash provided by investing activities was $310,000 for the six Months ended June 30, 2010, compared to $0 for the same period in 2009.  The primary reason for this increase was the termination of a license agreement, and there was no comparable activity during the six months ended June 30, 2009.  From inception through June 30, 2010, we have generated $304,000 in cash from investing activities.

Net cash provided by financing activities was $191,090 for the six months ended June 30, 2010, compared  to $96,052  for  the same period in 2009.   The primary reason for the increase is during the six months ended June 30,  2010, the Company issued convertible notes payable in the aggregate amount of $183,500, and there was no comparable activity during the six months ended June 30, 2009. From inception through June 30, 2010, we have generated $4,191,941 in cash from financing activities.  We have financed our operations primarily through loans from shareholders and investors in our bridge financings and private placement equity offerings.

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

We will require substantial additional funding in order to meet our obligations to our licensors, continue our research and product development programs, including preclinical testing and clinical trials of our product candidates, and meet ongoing operating expenses.   We are currently delinquent with all of our principal licensors, and are subject to the ongoing risk that our licensing partners will begin to take aggressive measure in an attempt to terminate their license agreements with the Company and reclaim their technologies.  We expect to continue to incur substantial losses through at least the next several years and may incur losses in subsequent periods.  The amount and timing of our future losses are highly uncertain.  Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, successfully developing, commercializing and obtaining regulatory approval or clearances for our technologies and products resulting from these technologies, which will require substantial additional funding, the availability of which is uncertain.

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

 A summary of option activity under the Plan as of June 30, 2010, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,350,000	$2.50
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2010	2,350,000	$2.50
Vested at June 30, 2010	2,344,402	$2.50
Non-vested at June 30, 2010	5,598	$2.50

There was no aggregate intrinsic value of options outstanding and exercisable at June 30, 2010. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.10 as of June 30, 2010, and the exercise price multiplied by the number of options outstanding. As of June 30, 2010, total unrecognized stock-based compensation expense related to stock options was $6,952. The total fair value of options vested during the three and six months June 30, 2010 and 2009 was $10,399 and $20, 797, respectively.

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

Income Taxes.  As of June 30, 2010, we had aggregate unused net operating loss carryforwards of approximately $8,050,000.  These carryforwards may be used to reduce future tax liabilities and expire at various dates through 2027.  Our use of current net operating loss carryforwards may be substantially limited as a result of the change in ownership related to the Merger and the Offering.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Dr. Harris Lichtenstein, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30,  2010.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act was complete.

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

There are currently no formal legal proceedings involving the Company which are pending. The Company may be subject to other lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, none of which, in management’s opinion, would be expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

As of August 16, 2010,  we had a cash of $16,357, compared to $5,627 as of December 31, 2009.  The Company has been unable to meet certain of its ongoing obligations, including payments due to senior management, employees, consultants, attorneys, noteholders, licensors and other creditors.   Absent immediate additional infusions of capital, the Company does not have sufficient liquidity to meet its ongoing obligations on a timely basis, and must resort to consensual extensions and hope that creditors will refrain from pursuing default remedies with respect to delinquent obligations of the Company.  The limited amount of cash on hand jeopardizes the Company’s ability to fund operations and satisfy its ongoing obligations in a timely manner, including to the licensors of its core technologies. In addition, if we are unable in the near future to raise sufficient capital to fund storage costs related to the Company’s cell-lines, sequences and other samples and materials being held in frozen storage for future testing and to actually pursue the testing of those materials so as to advance the development of the technologies being licensed from third parties, there is a substantial risk that we will not be given access to the stored materials or that, through the passage of time, the stored samples will degrade or otherwise lose their value to the Company.

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

 In addition to our license agreements, a number of material obligations to certain lenders, including $550,000 in principal indebtedness owed to certain bridge lenders, significant monies owed to employees, consultants and attorneys, and other debt holders, are either past due or will become due during 2010, and the Company has no present wherewithal to satisfy these obligations.  Although no creditor has issued a notice of default under the applicable debt instrument or otherwise sought to enforce its remedies, there is no assurance that the holders of the Company’s debt, including certain related parties, will continue to acquiesce to any extensions or will not otherwise seek to pursue remedies they may have or will have once their obligations are past due.  Should the Company fail to either pay the amounts past due or work out consensual extensions and/or modifications of terms, it may default on such obligations, which could significantly and irreparably harm the Company’s business.

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

Furthermore, and as described above in Note 7, “Equity,” and as more fully described n the Company’s Form 8-K filed on January 26, 2010, the Company entered into a Term Sheet (the “Term Sheet”) for Debt Financing and Agreed Upon Restructuring with Margie Chassman (“Chassman”), pursuant to which (i) a total of $203,500 in convertible debt financing was raised by the Company at a conversion price of $0.01 per share (the “Convertible Debt Financing"), (ii) the conversion price related to approximately $800,000 in existing unsecured indebtedness to Chassman was fixed at $0.01 per share, (iii) Chassman agreed to a 2-year lock-up with respect to her convertible debt and underlying stock, subject to agreed upon quarterly leakage amounts, and (iv) management and certain angel investors received limited anti-dilution protection that will result in the issuance to management of such additional shares as are required to maintain management’s specified collective ownership interest through the next $3.5 million in net financing and the angel investors to maintain their specified collective ownership interest through the initial round of up to $500,000 in convertible debt financing.

The number of currently issued and outstanding shares of the Company’s stock stands at 8,914,921 as of June 30, 2010.  However, based on, among other things: (i) additional shares that will be issued to management and certain angel investors through the anti-dilution protection prescribed in the Term Sheet, (ii) the adjustment in the conversion price of certain previously issued notes, and (iii) the conversion price offered to investors in the Convertible Debt Financing, the number of additional shares of common stock of the Company that could be issued or has become issuable is greatly in excess of that number and, subject to an increase in authorized share capital to permit conversion, would substantially exceed the total number of authorized shares of Common Stock of the Company.  Although contractual prohibitions contained in the convertible notes themselves and in the Term Sheet would prevent the conversion of any debt or equity securities to the extent such conversion would result in an issuance of shares in an amount greater than the number of authorized shares of the Company, once the Company’s authorized share capital is increased, existing holders of common stock could experience substantial dilution if the Company’s convertible debt holders choose to convert their debt to equity.   Management plans, in due course, to seek appropriate shareholder authorization to increase the number of authorized shares of the Company to a number sufficient to accommodate conversion of all then-outstanding debt and equity securities.  This would not only result in a substantial increase in the number of shares of common stock issued, thereby diluting existing shareholders significantly, it could also result in a significant adverse impact on the company’s share price.

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

10.4	License Termination Agreement dated June 18, 2010 with The Ohio State University.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIMMUNE HOLDINGS, INC.

Dated: September 21, 2010	/s/ HARRIS A. LICHTENSTEIN
Harris A. Lichtenstein
Chief Executive Officer