Form 10-Q
period 2010-09-30
Omnimmune Holdings, Inc.
filed 2010-11-22
CIK 1403602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of November 19, 2010 there were 9,355,921 shares of the issuer’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,805	$5,627
Prepaid insurance	38,725	25,805

Total current assets	$43,530	$31,432

Liabilities and stockholders' deficiency
Current liabilities
Accounts payable and accrued liabilities	$728,948	$906,893
Accounts payable and accrued liabilities-related parties	1,591,294	1,156,038
Lines of credit	247,279	253,059
Accrued interest, net	370,248	327,078
Accrued interest- related party	490,010	483,836
Cash advance	297,400	310,400
Notes payable, net	987,046	987,046

Total current liabilities	4,712,225	4,424,350

Long term portion of notes payable	42,306	29,374
Long term portion of notes payable - due to related parties	1,008,152	1,003,563

Total liabilities	5,762,683	5,457,287

Commitments and contingencies	-	-

Stockholders' deficiency
Common stock, $0.0001 par value; 50,000,000 shares authorized;
9,355,921 and 8,914,921 shares issued and outstanding
at September 30, 2010 and December 31, 2009	934	890
Additional paid-in capital	16,710,446	15,671,385
Common stock subscribed	1,137	1,137
Deficit accumulated during the development stage	(22,431,670)	(21,099,267)
Total stockholders' deficiency	(5,719,153)	(5,425,855)
Total liabilities and stockholders’ deficiency	$43,530	$31,432

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
 (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from Inception
	For the Three	For the Three	For the Nine	For the Nine	(January 15, 1997)
	Months Ended	Months Ended	Months Ended	Months Ended	to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	224,765	401,300	937,983	1,123,207	14,977,052
Impairment of technology licenses and equity securities	-	-	-	-	1,701,936
Total operating expenses	224,765	401,300	937,983	1,123,207	16,678,988

Operating loss	(224,765)	(401,300)	(937,983)	(1,123,207)	(16,678,988)

Other (income) and expense:
Interest expense, net	78,730	60,865	385,737	176,371	12,161,148
Cancellation of shares previously issued for license agreement	-	-	-	-	(842,514)
(Gain) on termination of license agreement	-		(497,072)		(497,072)
(Gain) loss on restructuring of debt	-	-	505,755	-	(5,068,880)
Total other (income) expense	78,730	60,865	394,420	176,371	5,752,682

Loss before income taxes	(303,495)	(462,165)	(1,332,403)	(1,299,578)	(22,431,670)

Provision for income taxes	-	-	-	-	-

Net loss	$(303,495)	$(462,165)	$(1,332,403)	$(1,299,578)	$(22,431,670)

Net loss per share – basic and diluted	$(0.03)	$(0.05)	$(0.15)	$(0.15)

Weighted average number of shares outstanding – basic and diluted	9,231,295	8,830,143	9,021,541	8,820,054

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' DEFICIENCY
(Unaudited)

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

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 (Continued)

	Preferred Stock			Common Stock
	Shares	Value	Additional Paid-in Capital	Shares	Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit During the Development Stage	Total Stockholders Equity

Issuance of 441,000 shares of common stock issued for the conversion of principal and accrued interest	-	-	-	441,000	44	4,366	-	-	4,410

Value of vested portion of 100,000 options issued to a consultant	-	-	-	-	-	6,952	-	-	6,952

Loss for the three months ended September 30, 2010	-	-	-	-	-	-	-	(303,495)	(303,495)

Balance as of September 30, 2010 (Unaudited)	-	$-	$-	9,355,921	$934	$16,710,446	$1,137	$(22,431,670)	$(5,719,153)

See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine	Cumulative from Inception
	Months Ended	Months Ended	(January 15, 1997)
	September 30,	September 30,	to
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(1,332,403)	$(1,299,578)	$(22,431,670)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	27,750	68,199	4,112,858
Amortization of discount on notes payable	207,567	14,245	8,972,303
Amortization of discount on accrued interest	1,915	-	1,915
Impairment of technology licenses and equity securities	-	-	1,701,936
(Gain) or loss on restructuring of debt	505,755	-	(5,068,880)
Gain on termination of license agreement	(497,072)	-	(497,072)
Cancellation of shares previously issued for license agreement	-	-	(842,514)
Net change in operating assets and liabilities:
Bank overdraft	-	(6,330)	-
Advances to related party	-	-	(10,000)
Prepaid insurance	(12,920)	(35,589)	(38,725)
Accounts payable and accrued liabilities, net	603,866	1,067,890	9,615,082

Net cash used in operating activities	(495,542)	(178,503)	(4,484,766)

Cash flows from investing activities:
Cash received from settlement of technology license agreement	310,000	-	310,000
Cash portion of investment in technology license	-	-	(6,000)

Net cash provided by investing activities	310,000	-	304,000

Cash flows from financing activities:
Proceeds from cash advances	11,000	130,400	1,017,400
Principal payments on cash advances	(4,000)	-	(134,000)
Proceeds from notes payable	183,500	-	1,828,474
Proceeds from the exercise of warrants	-	1,137	1,137
Principal payments on debt	-	(5,649)	(512,993)
Proceeds from common stock issued for cash, net of costs	-	-	1,738,271
Proceeds from (repayments) to lines of credit	(5,780)	-	247,282

Net cash provided by financing activities	184,720	125,888	4,185,571

Net increase (decrease) in cash and cash equivalents	(822)	(52,615)	4,805

Cash and cash equivalents at beginning of period	5,627	52,615	-

Cash and cash equivalents at end of period	$4,805	$-	$4,805

See notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$16,973	$7,411	$91,053

Income taxes	$-	$-	$-

Discount to notes payable associated with beneficial conversion feature	$895,100	$14,245	$15,786,340

Discount to accrued interest associated with beneficial conversion feature	$111,845	$-	$111,845

Common stock issued for services	$-	$37,000	$354,875

Notes payable issued under restructure of debt	$-	$-	$7,284,998

Value of warrant issued as discount on debt	$-	$-	$331,510

Notes payable issued for accounts payable	$-	$-	$287,768

Common stock issued for technology license	$-	$-	$920,610

Common stock issued for the conversion of preferred stock	$-	$-	$355,000

Notes payable issued for services	$-	$-	$3,746,971

Impairment of technology licenses	$-	$-	$616,908

Value of warrants issued for debt	$-	$-	$12,747

Issuance of common stock for cash	$-	$-	$1,408,271

(Gain) loss from the restructuring of debt	$505,755	$-	$(5,071,245)

Value of vested portion of options issued for services	$-	$-	$2,908,409

Common stock issued for accounts payable	$-	$-	$30,000

Cash advance converted to note payable	$20,000	$-	$541,200

Capitalization of interest on debt	$-	$-	$33,751

Value of warrants and options issued for services	$-	$31,199	$2,905,694

Common stock issued for the conversion of notes payable and accrued interest	$4,410	$-	$4,410
See notes to consolidated financial statements.

OMNIMMUNE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company’s operating subsidiary, Omnimmune Corp., is currently a development stage company under the provisions of Financial Accounting Standards Board ASC 915-10-15. The Company, whose principal business is to act as a holding company for Omnimmune Corp., is also a development-stage company. The accounts of the Company also include those of its wholly owned subsidiary, InVitro Technologies, Inc., an inactive company.

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

Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2009. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $303,495 and $462,165 for the three months ended September 30, 2010 and 2009, and  $1,332,403  and $1,299,578  for the nine months ended September 30, 2010 and 2009, respectively; and $22,431,670 from inception (January 15, 1997) through September 30, 2010.  In addition, the Company’s current liabilities exceed its current assets resulting in working capital deficiency of $4,668,695 as of September 30, 2010. These factors among others, including the Company’s weak cash position (approximately $4,800 at September 30, 2010), its delinquencies with significant creditors, its lack of  capital to pay wages and consulting fees to its employees and consultants, as well the difficulties that the Company has had, and continues to have, remaining current with its key licensees,  indicate that the Company will be unable to continue as a going concern for a reasonable period of time absent the near-immediate infusion of substantial additional capital.

If operations and cash flows substantially improve, including through funds realized upon one or more debt or equity financing transactions, management believes that the Company can meet its critical obligations and continue in business.  However, there remains a substantial risk that management’s actions will not result in the resolution of the Company’s liquidity problems or its eventual emergence as a profitable company, and that the Company will no longer be able to remain in business as a going concern.  If circumstances developed in which the Company was unable to continue as a going concern, the Company would either seek to restructure its business and financial affairs, or wind down all business activities, and whether through formal bankruptcy proceedings or through other appropriate corporate action.

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

Long-lived Assets

In accordance with ASC 360-10-15, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  ASC 360-10-15 relates to assets that can be amortized and the life determinable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.  During the three and nine months ended September 30, 2010 and 2009, the Company recognized no impairment of long-lived assets.  From inception to September 30, 2010 an impairment of license agreement in the amount of $1,701,936 was recorded.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Net Income (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10-45. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.  Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).  During the three and nine months ended September 30, 2010 and 2009, and from inception to September 30, 2010,  common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

For the three and nine months ended September 30, 2010, the following convertible securities have not been included in fully –diluted loss per share because the result would have been anti-dilutive: Options to purchase 2,350,000 shares at $2.50 per share; warrants to purchase 8,422 shares at $0.10 per share, warrants to purchase 70,180 shares at $1.78 per share, warrants to purchase 75,000 at $2.50 per share, and warrants to purchase 727,200 shares at $5.00 per share; debt convertible into 72,465,800 at $0.10 per share; cash advances convertible into 17,040,000 at $0.10 per share; debt convertible into 2,442,241  shares at $0.18 per share, and debt convertible into 2,000,000 shares at $0.50 per share.

For the three and nine months ended September 30, 2009, the following convertible securities were not included  in fully-diluted loss per share because the result would have been anti-dilutive:  Options to purchase 2,350,000 shares at $2.50 per share; warrants to purchase 8,422 shares at $0.10 per share, warrants to purchase 70,180 shares at $1.78 per share, warrants to purchase 75,000 at $2.50 per share, and warrants to purchase 727,200 shares at $5.00 per share; debt convertible into 5,368,886  shares at $0.18 per share, and debt convertible into 2,000,000 shares at $0.50 per share.

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

Research and Development

The Company  accounts for research and development  costs in accordance with ASC 7.30-10-15. Under ASC 730-10-15, all research and development  costs must be charged to expense as  incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and  development  costs are expensed  when the contracted  work has been performed or as milestone  results have been achieved. Company-sponsored research and  development  costs  related to both present and future  products  are expensed in the period  incurred.  There were no expenditures  on research and product  development for the three and nine months ended September 30, 2010 and 2009, and from inception through September 30, 2010.

Concentrations of Credit Risk

Financial  instruments and related items, which potentially  subject the Company to  concentrations  of credit risk,  consist primarily of cash, cash equivalents and related party  receivables.  The Company  places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC  insurance  limit.

Comprehensive Income

ASC 220-10-15 establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220-10-15 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three and nine months ended September 30, 2010 and 2009 there were no items of other comprehensive income.

Stock Based Compensation

Effective January 1, 2006, the Company adopted ASC 718 utilizing the modified prospective approach. Prior to the adoption of ASC 718-10 we accounted for stock option grant in accordance with ASC 718-10 and accordingly, recognized compensation expense for stock option grants.

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

A summary of option activity under the Plan as of September 30, 2010, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,350,000	$2.50
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2010	2,350,000	$2.50
Vested at September 30, 2010	2,350,000	$2.50
Non-vested at September 30, 2010	-	$-

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2010 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.02 as of September 30, 2010, and the exercise price multiplied by the number of options outstanding. As of September 30, 2010, total unrecognized stock-based compensation expense related to stock options was $0. The total fair value of options vested during the three and nine months September 30, 2010 and 2009 was $6,952 and $27,750, respectively.

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

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2010 and December 31, 2009 were $728,948 and $906,893, respectively, consisting of trade payables. Accounts payable and accrued liabilities – related parties at September 30, 2010 and December 31, 2009 of $1,591,294 and $1,156,038, respectively, consisting of accrued liabilities to directors and senior management for services performed.

3. LINES OF CREDIT

The Company has bank loan and credit card agreements with various banks. The bank loan is jointly guaranteed by two of the Company’s shareholders.  The Company's Chief Executive Officer, Harris Lichtenstein, co-signs the credit card agreements and remains jointly liable with the Company on all outstanding amounts due for these credit card liabilities. At September 30, 2010 and December 31, 2009, the Company had the following amounts due under its loan and credit agreements:

	September 30, 2010	December 31, 2009
Bank loan	$149,976	$149,976
Credit cards	97,303	103,083
Total	$247,279	$253,059

4. ACCRUED INTEREST

During the nine months ended September 30, 2010, the Company entered into a debt restructuring agreement with a note holder.  Pursuant to the terms of this agreement, the accrued interest as of March 31, 2010 in the amount of $111,845 and principal balance of $521,200 became convertible into shares of the Company’s common stock at a price of $0.01 per share. This resulted in a beneficial conversion feature in the amount of $111,845 on the accrued interest, which is considered a discount to accrued interest.  This discount is amortized using the effective interest method and will be amortized over the remaining life of the note.  For the three and nine months ended September 30, 2010, amortization expense was $947 and $1,915 and was charged to interest expense.

Notes payable and accrued interest at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30,	December 31,
	2010	2009
Number of notes payable	26	16
Number of notes payable - related party	4	4

Principal amount - notes payable, net of discount	$1,029,352	$1,016,420
Principal amount - notes payable - related party, net of discount	$1,008,152	$1,003,563

Accrued interest, net of discount	$370,248	$327,078
Accrued interest - related party	$490,010	$483,836

Interest expense (net) consisted of the following for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Accrued interest - notes payable	$51,738	$46,899	$153,107	$139,169
Accrued interest - notes payable – related party	2,081	2,081	6,175	6,175
Bank credit line	3,119	3,119	9,254	9,254
Amortization of discount on notes payable	18,656	6,218	207,567	14,252
Amortization of discount on accrued interest	947	110	1,915	110
Credit Cards	2,189	2,438	7,.61	7,.411
Insurance interest	-	-	658	-
Total interest	$78,730	$60,865	$385,737	$176,371

5. CASH ADVANCES

During the three and nine months ended September 30, 2010, the Company received $10,000 in new non-interest bearing, payable on demand, unsecured cash advances from  shareholders. All previous advances are demand obligations and bear no interest.

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

During the three months ended September 30, 2010, the Company repaid $4,000 of cash advances and the balance at September 30, 2010 was $297,400.

6. NOTES PAYABLE

During January 2010, the Company entered into a debt restructuring agreement with a principal note-holder, whereby the Company modified the conversion price of such holder’s outstanding convertible note in the principal amount of $521,200 from a previous conversion price of $0.18 per share to a reduced conversion price of $0.01 per share.  Pursuant to the guidance ASC 470-50-40, this modification was treated as an extinguishment of debt.  This resulted in the acceleration of the remaining discount on the original note in the amount of $505,755, which was charged to operations during the three months ended March 31, 2010 as a loss on debt restructuring.  A beneficial conversion feature was calculated on the modified note, which resulted in a discount of $521,200.  This discount is being amortized via the effective interest method over the remaining term of the note.

The Company has convertible notes outstanding which contain provisions for the potential issuance of contingent warrants.  Pursuant to the agreements governing the convertible notes, these warrants are issuable if  the note-holders elect to convert at least 25% of the principal amount of the notes during the term of thereof.  At September 30, 2010, there are contingent 5 year warrants issuable to purchase an aggregate of 43,000 shares of the Company’s common stock at a price of $5.00 per share.

The following table lists the notes payable at September 30, 2010 and December 31, 2009:

Principal balance:
September 30, 2010	December 31, 2009

Convertible note payable to a related party in the amount of $2,000,000 dated June 14, 1994. On March 3, 2007, this note was replaced with a new note in the amount of $3,170,188, which included accrued interest in the amount of $959,089, a salary payable of $106,575, and a loss of $104,524.  On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $2,670,188 was forgiven by the note holder the accrued interest on this note in the amount of $222,521is still a liability and is recorded in accrued liabilities related parties. The note signed on March 1, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  Interest in the amount of $0 was accrued on these  notes during the three  months ended September 30, 2010 and 2009, respectively.  Interest in the amount of $0 was accrued on these notes during the nine months ended June 30, 2010 and 2009, respectively.
$500,000	$500,000

Convertible note payable to a related party in the amount of $1,170,356 dated May 15, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $1,342,127, which included accrued interest of $379,324, and a gain of $207,553. On March 1, 2008, this note was replaced with a new note in the amount of $500,000, the amount of $842,127 was forgiven by the debt holder the accrued interest on this note in the amount of $94,206 still a liability and is recorded in accrued liabilities related parties.. The note dated March 1, 2008 is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. Interest in the amount of $0 was accrued on these notes during the three months ended September 30, 2010 and 2009, respectively.  Interest in the amount of $0 was accrued on these notes during the nine months ended September 30, 2010 and 2009, respectively.
500,000	500,000

Convertible note payable to a related party in the amount of $25,000 dated March 10, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $30,211, which includes accrued interest of $4,938 and a loss of $272.  On March 31, 2008, this note was replaced with a new note in the amount of $33,232, which includes accrued interest of $3,021. The note bears interest at the rate of 10% per annum, and was due in full on February 28, 2013.  This note is convertible into common stock of the Company at a conversion price of $0.1781 per share. A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $838 was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $2,486 was accrued on this note during the nine months ended September 30, 2010 and 2009. Total accrued interest at September 30, 2010 and 2009 amounted to $8,595 and $5,272, respectively.
33,232	33,232

Convertible note payable to a related party in the amount of $37,000 dated February 26, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $44,848, which included accrued interest of $6,418, and loss of $1,430. On March 1, 2008, this note was replaced with a new note in the amount of $49,333, which includes accrued interest of $4,485.  The note bears interest at the rate of 10% per annum, and is due in full on February 1, 2013. This note is convertible into common stock of the Company at a conversion price of $1.78 per share. A beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $1,243 was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $3,690 was accrued on this note during the nine months ended September 30, 2010 and 2009. Total accrued interest at September 30, 2010 and 2009 amounted to $12,758 and $7,826, respectively.
49,333	49,333

Note payable in the amount of $8,110 dated December 31, 1997.  On March 3, 2007, this note was replaced with a new note in the amount of $19,442, which included accrued interest of $7,437, and loss of $3,895. The note bears interest at the rate of 10% per annum, and became due in full and payable on February 28, 2010.  Interest in the amount of $490 was accrued on this note during the three months ended September 30, 2010 and 2009.  Interest in the amount of $1,454 was accrued on this note during the nine months ended September 30, 2010 and 2009.   Total accrued interest at September 30, 2010 and 2009 amounted to $6,972 and $5,028, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note is currently past due and may be called by the payee at any time.
19,442	19,442

Principal balance:
September 30, 2010	December 31, 2009

Note payable in the amount of $11,932 dated December 31, 1999.  On March 3, 2007, this note was replaced with a new note in the amount of $23,641, which included accrued interest of $8,168, and a loss of $3,540. The note bears interest at the rate of 10% per annum, and became due in full and payable on February 28, 2010.  Interest in the amount of $596 was accrued on this note during the three months ended September 30, 2010 and 2009.  Interest in the amount of $1,768 was accrued on this note during the nine months ended September 30, 2010 and 2009.  Total accrued interest at September 30, 2010 and 2009 amounted to $8,478 and $6,114 respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note is currently past due and may be called by the payee at any time.
23,641	23,641

Note payable in the amount of $33,860 dated December 31, 2000.  On March 3, 2007, this note was replaced with a new note in the amount of $60,971, which included accrued interest of $20,882, and a loss of $6,228. The note bears interest at the rate of 10% per annum, and became due in full and payable on February 28, 2010.  Interest in the amount of $1,537   was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $4,560 was accrued on this note during the nine months ended September 30, 2010 and 2009. Total accrued interest at September 30, 2010 and 2009 amounted to $21,866 and $15,769, respectively.  During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note is currently past due and may be called by the payee at any time.
60,971	60,971

Note payable in the amount of $25,000 dated February 28, 2001. On March 3, 2007, this note was replaced with a new not in the amount of $44,355, which included accrued interest in the amount of $15,014, and a loss of $4,341. On March 1, 2008, this note was replaced with a new note in the amount of $127,305, which consolidated two other notes payable to this note holder in the amounts of $41,774, and $28,603, and accrued interest of $11,573.The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares of common stock at a rate of $1.78 per share.  A beneficial conversion in the amount of $127,305 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.2%. Interest in the amount of $3,209 was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $9,522 was accrued on this note during the nine months ended September 30, 2010 and 2009. Total accrued interest at September 30, 2010 and 2009 amounted to $32,925 and $20,194, respectively.
127,305	127,305

Note payable in the amount of $16,750 dated June 1, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $45,224, which included accrued interest in the amount of $14,275, and a loss of $3,322. The note bears interest at the rate of 10% per annum, and became due in full and payable on February 28, 2010.  Interest in the amount of $1,140 was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $3,383 was accrued on this note during the nine months ended September 30, 2010 and 2009. Total accrued interest at September 30, 2010 and 2009 amounted to $16,219 and $11,696, respectively. During the period ended December 31, 2008, the Company exercised its right to extend the maturity date until February 28, 2010. This note is currently past due and may be called by the payee at any time.
45,224	45,224

Note payable in the amount of $18,000 dated June 1, 2002.  On March 3, 2007, this note was replaced with a new note in the amount of $28,350, which included accrued interest in the amount of $8,551, and a loss of $1,798. On March 1, 2008, this note was replaced with a new note in the amount of $31,185, which includes accrued interest in the amount of $2,835. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013. This note is convertible into shares of common stock at a rate of $1.78 per shares.  A beneficial conversion feature in the amount of $31,285 was recorded for this note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $786 was accrued on this note during the three months ended September 30, 2010 and 2009.  Interest in the amount of $2,332 was accrued on this note during the nine months ended September 30, 2010 and 2009.  Total accrued interest at September 30, 2010 and 2009 amounted to $8,065 and $4,947, respectively.
31,185	31,185

	Principal balance:
	September 30, 2010	December 31, 2009
Note payable in the amount of $62,019 dated July 1, 2005. On January 1, 2007, this note was replaced with a new note in the amount of $94,334, which included accrued interest of $9,328, and a loss of 422,987. On March 1, 2008, this note was replaced with a new note in the amount of $88,132, which includes accrued interest in the amount of $2,221. The note bears interest at the rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares  of common stock at a price of $1.78 per share.  A beneficial conversion feature was recorded in the amount of $91,149 on the note. Interest in the amount of $2,221 was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $6,592 was accrued on this note during the nine months ended September 30, 2010 and 2009. Total accrued interest at September 30, 2010 and 2009 amounted to $22,043and $13,230, respectively.
	88,139	88,139

Note payable in the amount of $25,000 dated October 6, 2005.  On March 3, 2007, this note was replaced with a new note in the amount of $28,603, which included interest in the amount of $3,500, and a loss of $103. On March 1, 2008, this note was consolidated into a new note in the amount of $29,025, and is due on February 28, 2013. Interest in the amount of $731 was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $2,170 was accrued on this note during the nine months ended September 30, 2010 and 2009. Total accrued interest at September 30, 2010 and 2009 amounted to $7,505 and $4,603, respectively.
	29,025	29,025

Note payable in the amount of $69,806 dated March 3, 2007. On March 1, 2008, this note was replaced with a new note in the amount of $76,787, which included accrued interest in the amount of $6,981. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013.  This note is convertible into shares (post shares) of common stock at a rate of $1.78 per share.  A beneficial conversion feature in the amount of $76,787 was recorded on the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%. Interest in the amount of $1,935 was accrued on this note during the three months ended September 30, 2010 and 2009.  Interest in the amount of $5,743 was accrued on this note during the nine months ended September 30, 2010 and 2009. Total accrued interest at September 30, 2010 and 2009 amounted to $19,799 and $12,121, respectively.
	76,787	76,787

Note payable in the amount of $550,000 dated June 24, 2008.  The note bears interest at a rate of 10% per annum, and became due in full and payable on June 24, 2010.  This note becomes convertible into shares of common stock upon the closing of a qualified financing.  Interest in the amount of $13,863 was accrued during the three months ended September 30, 2010 and 2009.  Interest in the amount of $41,137 was accrued during the nine months ended September 30, 2010 and 2009.  Total accrued interest at September 30, 2010 and 2009 amounted to $124,767 and $69,767, respectively. This note is currently past due and may be called by the payee at any time.
	550,000	550,000

Convertible note payable in the amount of $521,200 dated March 1, 2008. The note bears interest at a rate of 10% per annum, and is due in full on February 28, 2013. This note was originally convertible into common stock at a rate of $1.78 per share.  A beneficial conversion feature in the amount of $521,200 was recorded and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%.  During the three months ended March 31, 2010, the Company entered into a debt restructuring agreement, whereby the conversion rate for the note payable was reduced to $0.01 per share.  This restructuring agreement was accounted for as an extinguishment of debt, and the unamortized  balance of the discount of in the amount of $505,755 was charged to operations during the three months ended March 31, 2010.  A new discount representing the value of the beneficial conversion feature associated with the $0.01 conversion price was calculated in the amount of $521,200, and this amount was charged to additional paid-in capital.   Interest in the amount of $13,137  was accrued on this note during the three months ended September 30, 2010,  and 2009.   Interest in the amount of $38,983 was accrued on this note during the nine months ended September 30, 2010, and 2009.  Total accrued interest at September 30, 2010 and 2009 amounted to $137,976 and $85,856, respectively.
	521,200	521,200

Note payable in the amount of $287,768 dated October 31, 2008. The note bears interest at a rate of 10% per annum, and was due in full on June 30, 2009. Interest in the amount of $7,253 was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $21,523 was accrued on this note during the nine months ended September 30, 2010 and 2009. Total accrued interest at September 30, 2010 and 2009 amounted to $55,109 and $26,333, respectively. This note is currently past due and may be called by the payee at any time.	287,768	287,768

Convertible note payable in the amount of $10,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $252 and $0 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $710 and $0 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. Total accrued interest at September 30, 2010 and 2009 amounted to $709 and $0, respectively.
	10,000	-

Principal balance:
September 30, 2010	December 31, 2009

Convertible note payable in the amount of $30,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $467 and $0 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $1,839 and $0 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. Total accrued interest at September 30, 2010 and 2009 amounted to $1,840 and $0, respectively. During the three months ended September 30, 2010, the note holder converted $4,200 in principal and $210 of accrued interest into 441,000 shares of common stock.
25,800	-

Convertible note payable in the amount of $55,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $55,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $1,386 and $0 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $3,827 and $0 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. Total accrued interest at September 30, 2010 and 2009 amounted to $3,827 and $0, respectively.
55,000	-

Convertible note payable in the amount of $10,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $252 and $0 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $693 and $0 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. Total accrued interest at September 30, 2010 and 2009 amounted to $693 and $0, respectively.
10,000	-

Convertible note payable in the amount of $10,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $252 and $0 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $693 and $0 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. Total accrued interest at September 30, 2010 and 2009 amounted to $693 and $0, respectively.
10,000	-

Convertible note payable in the amount of $20,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $20,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $504 and $0 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $1,386 and $0 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. Total accrued interest at September 30, 2010 and 2009 amounted to $1,387 and $0, respectively.
20,000	-

Convertible note payable in the amount of $5,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $126 and $0 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $347 and $0 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. Total accrued interest at September 30, 2010 and 2009 amounted to $347 and $0, respectively.
5,000	-

Convertible note payable in the amount of $25,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $630 and $0 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $1,733 and $0 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. Total accrued interest at September 30, 2010 and 2009 amounted to $1,732 and $0, respectively.
25,000	-

Principal balance:
September 30, 2010	December 31, 2009

Convertible note payable in the amount of $15,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $15,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $378 and $0 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $1,040 and $0 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. Total accrued interest at September 30, 2010 and 2009 amounted to $1,040 and $0, respectively.
15,000	-

Convertible note payable in the amount of $3,500 dated March 26, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on March 26, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $3,500 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $88 and $0 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $180 and $0 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively Total accrued interest at September 30, 2010 and 2009 amounted to $180 and $0, respectively.
3,500	-

Convertible note payable in the amount of $10,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $252 and $0 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $745 and $0 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. Total accrued interest at September 30, 2010 and 2009 amounted to $745 and $0, respectively.
10,000	-

Convertible note payable in the amount of $10,000 dated January 22, 2010.  The note bears interest at the rate of 10% per annum, and is due in full on January 22, 2015. This note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%. Interest in the amount of $252 and $0 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $745 and $0 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. Total accrued interest at September 30, 2010 and 2009 amounted to $745 and $0, respectively.
10,000	-

Total outstanding	$3,142,552	$2,943,252
Less discount on notes payable	1,105,048	932,269
Total – net of discounts	2,037,504	2,010,983

Related Party – long term portion	$1,008,152	$1,003,563

Non-related party
Non-related party – current portion	987,046	987,046
Non-related party – long term portion	$42,306	$29,374

7. EQUITY

On July 8, 2008, the Company filed an amendment to the articles of incorporation to the State of Delaware amended the number of authorized shares from 300,000,000 to 50,000,000 and the par value from $0.01 to $0.0001. At September 30, 2010 and December 31, 2009, the Company had issued and outstanding 9,355,921 and 8,914,921 shares of common stock, respectively.

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

The number of currently issued and outstanding shares of the Company’s stock stands at 9,355,921 as of September 30, 2010.  However, based on, among other things: (i) additional shares that will be issued to management and certain angel investors through the anti-dilution protection prescribed in the Term Sheet, (ii) the adjustment in the conversion price of certain previously issued notes, and (iii) the conversion price offered to investors in the Convertible Debt Financing, the number of additional shares of common stock of the Company that could be issued or has become issuable is greatly in excess of that number and, subject to an increase in authorized share capital to permit conversion, would substantially exceed the total number of authorized shares of Common Stock of the Company.

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

Common Stock

For the nine months ended September 30, 2010, the Company issued the following shares of common stock:

During the three months ended September 30, 2010, the Company issued 441,000 shares of common stock related to the conversion at $0.01 per share of  a convertible note  in the amount of $4,410, consisting of  $4,200 of principal and $210 of accrued interest.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of September 30, 2010:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$1.78-2.50	145,180	5.17	$1.78-2.50	145,180	5.17
5.00	727,200	2.86	5.00	727,200	2.86
Total	872,380	3.24		872,380	3.24

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2009:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$1.78-2.50	145,180	5.42	$1.78-2.50	145,180	5.42
5.00	727,200	3.11	5.00	727,200	3.11
Total	872,380	3.50		872,380	3.50

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	872,380	$4.54
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2010	872,380	$4.54

The Company has convertible notes outstanding which contain provisions for the potential issuance of contingent warrants. Pursuant to the agreements governing the convertible notes, warrants are issuable if the noteholders elect to convert at least 25% of the principal amount of the notes during the term thereof. According to the applicable convertible note agreements, there are warrants issuable to purchase 120,710 shares of common stock. Upon issuance these warrants are exercisable for 5 years at a price of $1.80 per share.

Options

During the year ended December 31, 2008, the Company issued options to purchase 100,000 shares of common stock at a price per share of $2.50. These options were valued at an aggregate of $124,192, and vest at the following rate: 33,000 vested at the time of issuance, and the balance vest ratably over a 23 month period.  During the three and nine months ended September 30, 2010, the Company charged to operations the fair value of the vested options, or $6,952 and $27,750, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of September 30, 2010:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	7.52	$2.50	2,350,000	7.52
Total	2,350,000	7.52		2,350,000	7.52

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. The following table summarizes the warrants outstanding as of December 31, 2009:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$2.50	2,350,000	7.77	$2.50	2,285,791	7.77
Total	2,350,000	7.77		2,285,791	7.77

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	2,350,000	$2.50
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2010	2,350,000	$2.50
Exercisable at September 30, 2010	2,350,000	$2.50
Not exercisable at September 30, 2010	-	$-

See also Note 9 regarding contingent warrants.

8. RELATED PARTIES

Amounts due to related parties at September 30, 2010, consisted of the following:

Convertible Notes Payable to related parties

The Company has a note payable outstanding to its Chief Executive Officer in the amount of $500,000 at September 30, 2010 and December 31, 2009. The note is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets. During the three and nine months ended September 30, 2010 and 2009, the Company accrued no interest on these notes.

The Company has a convertible note payable outstanding to Dennis Lichtenstein, a relative of the Chief Executive Officer, in the amount of $49,333 at September 30, 2010 and December 31, 2009. The note bears interest at a rate of 10% per annum. During the three months ended September 30, 2010 and 2009, the Company accrued interest in the amount of $1,243.   During the nine months ended September 30, 2010 and 2009, the Company accrued interest in the amount of $3,690.   A beneficial conversion feature in the amount of $49,333 was recorded as a discount to the note, and is being amortized over the term of the note via the effective interest rate method at a rate of 8%.  As of September 30, 2010 a discount in the amount of $44,462 remained on this note with a balance net of discount of $4,871.

The Company has a note payable outstanding to Alexander Krichevsky, an officer of the Company, in the amount of $500,000 at September 30, 2010 and December 31, 2009. The note is a non interest bearing note, and is payable contingent upon (a) the Company’s receipt of revenues, as defined, in which case the Company will pay 2% of such revenues, as received, in satisfaction of this note; and/or (b) the sale of substantially all of the Company’s assets.  During the three and nine months ended September 30, 2010 and 2009, the Company accrued no interest on these notes.

The Company has a note payable outstanding to Jennie Fay Lichtenstein, a relative of the Chief Executive Officer, in the amount of $33,232 at September 30, 2010 and December 31, 2009. This note bears interest at a rate of 10% per annum. During the three months ended September 30, 2010 and 2009, the Company accrued interest in the amount of $838.   During the nine months ended September 30, 2010 and 2009, the Company accrued interest in the amount of $2,486.   A beneficial conversion feature in the amount of $33,232 was recorded as a discount to the note and is being amortized over the term of the note via the effective interest rate method at a rate of 8.3%.  As of September 30, 2010, a discount in the amount of $29,951 remained on this note with a balance net of discount of $3,281.

Accounts Payable and Accrued Liabilities- related parties

The Company had a liability to a director for consulting fees payable in the amount of $534,000 and $15,841 in accounts payable at September 30, 2010, which was included in accounts payable and accrued liabilities - related party.

Accrued Salaries-related parties

During the nine months ended September 30, 2010, the Company has accrued the salary and payroll taxes payable to Harris Lichtenstein, the Company’s Chief Executive Officer.  Pursuant to his employment agreement with the Company, Dr. Lichtenstein is to be paid an annual salary of $245,000 and, as a result, the Company has accrued the amount of $61,250 for each quarter.  During the nine months ended September 30, 2010, the Company made payments of $41,379 to the Officer. As of September 30, 2010, the Company has accrued a total of $403,871 in accrued salary. During the nine months ended September 30, 2010, the Company made payments of payroll taxes in the amount of $5,731 as of September 30, 2010, the Company has a total of $39,544 in accrued payroll taxes.

During the nine months ended September 30, 2010, the Company has accrued the salary and payroll taxes payable to Alex Krichevsky, an officer of the Company.  Pursuant to his employment agreement with the Company Dr. Krichevsky is to be paid an annual salary of $245,000 and, as a result, the Company has accrued the amount of $61,250 for each full quarter during which he was employed by the Company.

During the period covered by the within Report, the Company entered into a Termination Agreement with Dr. Krichevsky dated August 11, 2010, pursuant to which his employment with the Company was deemed terminated effective as of August 11, 2010.  As a result, all accruals of salary and payroll taxes for Dr. Krichevsky ceased effective as of August 11, 2010.   The termination of Dr. Krichevsky’s employment is considered by both Dr. Krichevsky and the Company to be temporary, with the understanding that he will be re-hired once the Company’s finances improve or as otherwise agreed.  In addition, Dr. Krichevsky’s employment agreement will be extended by such number of months as he was laid off by the Company, so that the total net amounts due him under his agreement will be unchanged as a result of the Termination Agreement.  Dr. Krichevsky has also agreed to continue to serve as an officer and director of the Company during the period of his layoff on a voluntary basis, with the same duties and responsibilities as existed prior to the termination.

During the nine months ended September 30, 2010, the Company made payments of $45,542 to the Officer. As of September 30, 2010, the Company has accrued a total of $349,619 in accrued salary.  During the nine months ended September 30, 2010, the Company made payments of payroll taxes in the amount of $3,972, as of September 30, 2010, the Company has a total of $34,819 in accrued payroll taxes.

Accrued Consulting Fees – related party

During the nine months ended September 30, 2010, the Company has accrued the consulting fees payable to Becker Advisors, Ltd., a consultant to the Company.  Howard Becker, an officer of the Company, is the principal of Becker Advisors, Ltd.  Pursuant to the consulting agreement, Becker Advisors, Ltd. is to be paid monthly fees of $8,600 for part-time service to the Company and, as a result, the Company has accrued the amount of $25,800 for each quarter.  In addition, under the consulting agreement, Becker Advisors is to be paid an hourly fee for all hours expended above a certain threshold amount. During the nine months ended September 30, 2010, the Company has made payments in the amount of $50,000. As of September 30, 2010, the Company has an accrual in the amount of $213,600, which is shown in accounts payable-related party on the Company's balance sheet.

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

During the nine months ended September 30, 2010, the Company has made payments in the amount of $55,000 in licensing fees under this agreement and has a remaining, past due balance of $45,000 still outstanding.

Columbia License Agreement

The Company entered into a license agreement (the “Columbia License Agreement”) with Columbia University (“Columbia”) that was effective February 1, 2005, pursuant to which  Columbia granted the Company rights to develop, manufacture, sell, rent or lease Licensed Products in the Field (each as defined in the Columbia License Agreement). The Columbia License Agreement terminates on the later to occur of (i) the last to expire of the licensed patents, and (ii) ten (10) years from the date of first sale of a licensed product, in each case on a product by product basis.   Columbia received a 5% equity stake in the Company. In addition, the Company paid a nonrefundable license fee of $30,000. The agreement provided that  $15,000 was to be paid 60 days from the effective date of the agreement and the other $15,000 to be paid one year from the effective of the agreement. The Company agreed to reimburse Columbia for past expenses of $50,000, of which $25,000 has been paid and the other $25,000 is due after sales of the licensed products amount to $1,000,000. The Company agreed to pay royalties of 1-2% of net sales of all products covered in the agreement. The agreement gives the Company the right to sublicense to third parties. The Company agreed to pay Columbia between 10-20% of the sublicense income depending on the nature of the sublicense. The Company agreed to pay annual license maintenance fees according to the schedule below:

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

During the nine months ended September 30, 2010, the Company has made payments in the amount of $37,500 in licensing fees under this agreement and has accrued license fees in the amount of $75,000.

IGR License Agreement

The Company entered into a licensing agreement with Institut Gustave Roussy (IGR) that was effective November 1, 2007 (the “IGR License Agreement”). IGR granted the Company rights to use the Licensed Patents, Licensed Material and Licensed Information (each as defined in the IGR License Agreement).  All amounts payable under the IGR License Agreement are stated in, and calculated based on, Euros, and are paid in US Dollars at the currency exchange rate in effect at the time the payment is made.  The Company agreed to pay a one time license fee of €125,000, of which €25,000 was payable on the effective date, €50,000 was payable one year from effective date and €50,000 became due two years from effective date. In addition, the Company agreed to pay license maintenance fees according to the schedule below:

€10,000 during the fiscal year ending December 31, 2008

€20,000 during the fiscal year ending December 31, 2009

€35,000 during the fiscal year ending December 31, 2010

€50,000 on or before November 1, 2011 and €50,000 every year thereafter

Based on agreed upon modifications to the IGR License Agreement, as of January 1, 2010, the Company owed to IGR a total of  €91,634.  Based on payments of USD $65,000 (i.e., approximately €48,507)  made by the Company during the nine months ended September 30, 2010,  the total current amount owed to IGR as of September 30, 2010 under the IGR License Agreement  is approximately € 43,000.   This amount is now past due, and there has been no agreement or understanding with IGR regarding this delinquent obligation.    To date, IGR has shown a willingness to work with the Company with respect to modifying contractual terms and accepting payments after their due date rather than declaring a default and seeking to pursue default remedies, including termination of the IGR License Agreement.  However, IGR has not formally agreed to extend the deadline with respect to the current amount owed of € 43,000 or other amounts that will be coming due, and there is no assurance that IGR will continue to work with the Company or forbear from declaring a default or seeking to pursue remedies.  Should IGR issue a formal notice of default under the IGR License Agreement, we would have 30 days in which to pay all amounts then due and owing in order to  cure the default or the IGR License Agreement could be terminated. Should such a declaration of default be issued, there is no assurance that the Company would have sufficient wherewithal to cure the default within the prescribed cure period or to otherwise stave off the termination of the IGR License Agreement.

During the nine months ended September 30, 2010, the Company has made payments in the amount of $65,000 in licensing fees under this agreement and has accrued past due license fees in the amount of approximately €43,000 (i.e., USD $64,334).

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

10. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2010 and through the date these consolidated financial statements were issued to assess the need for potential recognition or disclosure in this report and there have been no subsequent events that warrant disclosures by the Company.

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

Results of Operations

Because we have not generated any revenues, we rely entirely on debt and equity financing to fund ongoing operations, and expect to continue to do so for the foreseeable future.   Generating revenues and ultimately achieving profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts or from our patents and patents pending and those licensed from our strategic collaborators.  No assurances can be given as to our ability to identify sufficient sources of funding to sustain our operations, commercialize our products or achieve profitability.   These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. In order to alleviate our working capital deficiency and address our continued financing concerns, management intends to continue to take affirmative steps towards identifying sources of capital that will be sufficient to fund our operations until such time as we are cash flow positive.  However, there remains a substantial risk that the Company will not prove successful in raising the necessary capital needed to continue in business as a going concern.

Three Months Ended September 30, 2010 and September 30, 2009

Revenue

As a development stage pharmaceutical company, we have not generated any revenues and do not expect to generate any revenues for the foreseeable future.

Costs and Expenses

Our general and administrative expenses decreased approximately 44% to $224,765  in the three months ended September 30, 2010, from $401,300 for the same period in 2009.  For the three months ended September 30, 2010, selling, general, and administrative expenses consisted  primarily of payroll and employee benefits of $126,339; consulting fees of $68,182; legal and accounting fees of $11,547;  non cash compensation of $6,952; insurance expense of $6,582; and office rent expense of $2,313. The increase of approximately $49,500 in 2010 resulted from license fees becoming due during the period.

Interest Expense

Interest expense increased approximately 29% to $78,730 in the three months ended  September 30, 2010, from $60,865 for the same period in 2009. The primary reason for this increase was the acceleration of a portion of the amortization of the discount which resulted from the amending of a note payable during the nine months ended September 30, 2010.

Net Loss

For the reasons stated above, our net loss for the three months ending September 30, 2010 was $303,495, compared to a net loss for the three months ending September 30, 2009 of $462,165.  For the period since inception January 15, 1997 through September 30, 2010, our accumulated net loss is $22,431,670.

Nine Months Ended September 30, 2010 and September 30, 2009

Revenue

As a development stage pharmaceutical company, we have not generated any revenues and do not expect to generate any revenues for the foreseeable future.

Costs and Expenses

Our general and administrative expenses decreased approximately 16% to $937,983  in the nine months ended September 30, 2010, from $1,123,207 for the same period in 2009.  For the nine months ended September 30, 2010, selling, general, and administrative expenses consisted  primarily of payroll and employee benefits of $396,070; consulting fees of $209,552; license fees of $125,000; legal and accounting fees of $69,990; non cash compensation of $27,750; insurance expense of $26,528; financing fees of $23,000and office rent expense of $6,939.

Interest Expense

Interest expense increased approximately 119% to $385,737in the nine months ended September 30, 2010, from $176,371 for the same period in 2009. The primary reason for this increase was the acceleration of a portion of the amortization of the discount which resulted from the amending of a note payable during the three months ended March 31, 2010.

Gain on Termination of License Agreement

As a result of  the termination of the license agreement with Ohio State University, during the nine months ended September 30, 2010, the Company had a gain on the termination of the agreement aggregating $497,072.  There was no similar activity in the comparable prior period.

Loss on Restructuring of Debt

During the nine months ended September 30, 2010, the Company had a loss on the extinguishment of debt in the amount of $505,755; there is no such activity in the comparable period.  This loss is the result of the acceleration of the amortization of the discount on a convertible note payable pursuant to the modification to the terms of the note payable.

Net Loss

For the reasons stated above, our net loss for the nine months ending September 30, 2010 was $1,332,403, compared to a net loss for the nine months ending September 30, 2009 of $1,299,578.  For the period since inception January 15, 1997 through September 30, 2010, our accumulated net loss is $22,431,670.

Liquidity and Capital Resources

Net cash used in operating activities was $495,542  for the nine months ended September 30, 2010, compared to net cash used in operating activities of $178,503 for the same period in 2009. This increase was primarily the result of the restructuring of debt during the nine months ended September 30, 2010, and there was no comparable activity during the nine months ended September 30, 2009.  The increased cash flow was also directly attributable to the monies repaid to the Company by OSU as a result of the consensual termination of the OSU License Agreement.   From inception through September 30, 2010, cash used in operating activities was $4,484,766.

Net cash provided by investing activities was $310,000 for the nine months ended September 30, 2010, compared to $0 for the same period in 2009.  The primary reason for this increase was the termination of a license agreement, and there was no comparable activity during the nine months ended September 30, 2009.  From inception through September 30, 2010, we have generated $304,000 in cash from investing activities.

Net cash provided by financing activities was $184,720 for the nine months ended September 30, 2010, compared to $125,888  for  the same period in 2009.  The primary reason for the increase is during the nine months ended September 30, 2010, the Company issued convertible notes payable in the aggregate amount of $183,500, and there was no comparable activity during the nine months ended September 30, 2009. From inception through September 30, 2010, we have generated $4,185,571 in cash from financing activities.  We have financed our operations primarily through loans from shareholders and investors in our bridge financings and private placement equity offerings.

Management is seeking to raise additional funds through private debt and equity offerings to enable us to satisfy our cash requirements in the coming months and beyond and to fund ongoing research and development activities.  We are not self-supporting through internally generated capital, and rely exclusively on our continued ability to raise additional funds through private or public debt or equity financings to meet our ongoing cash needs.

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

There is a substantial risk that we will prove unable to obtain financing sufficient to pay ongoing obligations or to fund our working capital and other cash requirements.  No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us.  If we are unable to raise needed funds on acceptable terms, we will not be able to develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.  A continued material shortage of capital may require us to take drastic steps such as restructuring our capital structure, reducing our levels of operations, disposing of selected assets, curtailing our development efforts or seeking an acquisition partner.  If cash is insufficient, we may not be able to retain our licensed technologies and may be forced to initiate bankruptcy proceedings and/or discontinue operations.

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

 A summary of option activity under the Plan as of September 30, 2010, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,350,000	$2.50
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2010	2,350,000	$2.50
Vested at September 30, 2010	2,350,000	$2.50
Non-vested at September 30, 2010	-	$-

There was no aggregate intrinsic value of options outstanding and exercisable at September 30, 2010. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.02 as of September 30, 2010, and the exercise price multiplied by the number of options outstanding. As of September 30, 2010, total unrecognized stock-based compensation expense related to stock options was $0. The total fair value of options vested during the three and nine months September 30, 2010 and 2009 was $6,952 and $27,750, respectively.

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

Income Taxes.  As of September 30, 2010, we had aggregate unused net operating loss carryforwards of approximately $8,050,000.  These carryforwards may be used to reduce future tax liabilities and expire at various dates through 2027.  Our use of current net operating loss carryforwards may be substantially limited as a result of the change in ownership related to the Merger and the Offering.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Dr. Harris Lichtenstein, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30,  2010.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act was complete.

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

As of November 17, 2010 we had cash on hand totaling $924 compared to $5,627 as of December 31, 2009.  The Company has been unable to meet certain of its ongoing obligations, including payments due to senior management, employees, consultants, attorneys, noteholders, licensors and other key creditors.   Absent immediate additional infusions of capital, the Company does not have sufficient liquidity to meet its ongoing obligations on a timely basis, and must resort to consensual extensions and hope that creditors will refrain from pursuing default remedies with respect to delinquent obligations of the Company.  The limited amount of cash on hand jeopardizes the Company’s ability to fund operations and satisfy its ongoing obligations in a timely manner, including to the licensors of its core technologies. In addition, if we are unable in the near future to raise sufficient capital to fund storage costs related to the Company’s cell-lines, sequences and other samples and materials being held in frozen storage for future testing and to actually pursue the testing of those materials so as to advance the development of the technologies being licensed from third parties, there is a substantial risk that we will not be given access to the stored materials or that, through the passage of time, the stored samples will degrade or otherwise lose their value to the Company.

We may seek to raise additional funds through public or private equity or debt financing, licensing and other agreements, a line of credit, asset sales or other arrangements.  However, there is a substantial risk that we will be successful in locating any additional funding, or that such funding, when needed, will be available on terms favorable to us or at all.  Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants and significant interest costs.  We may also choose to obtain funding through licensing and other contractual arrangements.  Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories.

If we are unable to obtain additional capital, we may then attempt to preserve our available resources by various methods including deferring the satisfaction of commitments, reducing expenditures on our research and development programs or otherwise scaling back our operations. If we are unable to raise additional capital or defer costs, that inability would have a material adverse effect on our financial position, results of operations and prospects and our business could fail.  Our financial difficulties may also lead us to consider initiating bankruptcy proceedings, or could result in such proceedings being involuntarily commenced against us.

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

Given our significant cash flow limitations and our inability in recent months to raise additional capital, we have had difficulties making required milestone and other payments under certain of our license agreements.  Based on voluntary concessions and extensions by the affected licensors, no notice of default has been issued under any of our license agreements as of the date of this Report.  However, there is no assurance that existing or future delinquencies will not lead to the issuance of a notice of default, that we will be able to remain current in the payment of our license fees on a go-forward basis, or that the respective licensors will cooperate in any requests for waivers or extensions. All of the license agreements require the licensors to give written notice of any payment default, which would then commence a period of between 30 days and 90 days, depending on the particular license agreement, during which time the Company could cure the default. If we default in the payment of any of our obligations to our licensors, there is no assurance that we will be in a position to cure any such defaults during the particular cure period. In that event, the continued existence and/or exclusivity of the affected license could be at risk.

Additionally, our license agreements provide for various performance and achievement milestones to ensure that we devote adequate personnel and financial resources to the commercialization of the licensed patents and processes.   For example, if we do not achieve the milestones in our agreements with The Allegheny-Singer Research Institute and Columbia University, the respective licensor can, with prior notice and an opportunity to cure, elect to terminate the subject license agreement or convert the exclusive worldwide license to a non-exclusive license.  With respect to our license agreement with IGR, we have to achieve net sales or sublicense revenue from products developed with the licensed patents to retain exclusivity under the license agreement, subject to our right to request two one-year extensions of the exclusive license with the payment of an additional license fee to the licensor.

 In addition to our license agreements, a number of material obligations to certain lenders, including $550,000 in principal indebtedness owed to certain bridge lenders, significant monies owed to employees, consultants and attorneys, and other debt holders, are or will soon be past due , and the Company has no present wherewithal to satisfy these obligations.  Although no creditor has issued a notice of default under the applicable debt instrument or otherwise sought to enforce its remedies, there is no assurance that the holders of the Company’s debt, including certain related parties, will continue to acquiesce to any extensions or will not otherwise seek to pursue remedies they may have or will have once their obligations are past due.  Should the Company fail to either pay the amounts past due or work out consensual extensions and/or modifications of terms, it may default on such obligations, which could significantly and irreparably harm the Company’s business.

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

The number of currently issued and outstanding shares of the Company’s stock stands at 9,355,921  as of September 30, 2010.  However, based on, among other things: (i) additional shares that will be issued to management and certain angel investors through the anti-dilution protection prescribed in the Term Sheet, (ii) the adjustment in the conversion price of certain previously issued notes, and (iii) the conversion price offered to investors in the Convertible Debt Financing, the number of additional shares of common stock of the Company that could be issued or has become issuable is greatly in excess of that number and, subject to an increase in authorized share capital to permit conversion, would substantially exceed the total number of authorized shares of Common Stock of the Company.  Although contractual prohibitions contained in the convertible notes themselves and in the Term Sheet would prevent the conversion of any debt or equity securities to the extent such conversion would result in an issuance of shares in an amount greater than the number of authorized shares of the Company, once the Company’s authorized share capital is increased, existing holders of common stock could experience substantial dilution if the Company’s convertible debt holders choose to convert their debt to equity.   Management plans, in due course, to seek appropriate shareholder authorization to increase the number of authorized shares of the Company to a number sufficient to accommodate conversion of all then-outstanding debt and equity securities.  This would not only result in a substantial increase in the number of shares of common stock issued, thereby diluting existing shareholders significantly, it could also result in a significant adverse impact on the company’s share price.

Funding for early stage biotechnology companies has been severely curtailed and may continue to prove challenging for the foreseeable future.

Over the past two years, funding for early stage biotechnology companies such as ours has been drastically reduced from previous levels, and traditional sources of financing have all but disappeared.  There is a substantial risk that the ongoing economic situation will worsen or continue for an extended period, which could exacerbate funding difficulties for Omnimmune and other similarly situated companies.  The current economic climate substantially increases the risk that Omnimmune will not be able to raise sufficient funding levels to execute on its business plan or remain current on its obligations to its licensors and other creditors.

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

OMNIMMUNE HOLDINGS, INC.

Dated: November 22, 2010	/s/ HARRIS A. LICHTENSTEIN
Harris A. Lichtenstein
Chief Executive Officer